Form 10-Q
period 2013-04-30
BASTA HOLDINGS, CORP.
filed 2013-06-04
CIK 1562201

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-185572

BASTA HOLDINGS, CORP.

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0367603 IRS Employer Identification Number	5074 Primary Standard Industrial Classification Code Number

Room 2105, Sino Life Tower, No. 707 Zhang Yang Rd. Pudong

Shanghai, China, 200120

Tel. 86-18721459159

(Address and telephone number of principal executive offices)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 3, 2013
Common Stock, $0.001	3,730,000

2 | Page

3 | Page

BASTA HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	APRIL 30, 2013 (Unaudited)	OCTOBER 31, 2012 (Audited)
ASSETS
Current Assets
Cash	$ 14,135	$ 3,100
Prepaid expenses	7,540	-
Total current assets	21,675	3,100
Total assets	$ 21,675	$ 3,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 5,783	$ 383
Total current liabilities	5,783	383
Total liabilities	5,783	383

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,730,000 shares issued and outstanding (3,000,000 shares issued and outstanding as of October 31, 2012)	3,730	3,000
Additional paid-in-capital	21,170	-
Deficit accumulated during the development stage	(9,008)	(283)
Total stockholders’ equity	15,892	2,717
Total liabilities and stockholders’ equity	$ 21,675	$ 3,100

The accompanying notes are an integral part of these financial statements.

4 | Page

BASTA HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months ended April 30, 2013	Three Months ended April 30, 2012	Six Months ended April 30, 2013	Six Months ended April 30, 2012	For the period from inception (May 11, 2011) to April 30, 2013
Revenues	$ -	$ -	$ -	$ -	$ -
Expenses
General and administrative expenses	1,960	0	8,725	0	9,008
Net loss from operations	(1,960)	0	(8,725)	0	(9,008)
Net loss	$ (1,960)	$ 0	$ (8,725)	$ 0	$ (9,008)
Loss per common share – Basic and Diluted	$ (0.00)	-	$ (0.00)	-
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	3,645,899	-	3,317,597	-

The accompanying notes are an integral part of these financial statements.

5 | Page

BASTA HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months ended April 30, 2013	Six Months ended April 30, 2012	For the period from inception (May 11, 2011) to April 30, 2013
Operating Activities
Net loss	$ (8,725)	$ 0	$ (9,008)
Decrease (Increase) in Operating Assets:
Prepaid Expenses	(7,540)		(7,540)
Net cash used in operating activities	(16,265)	0	(16,548)
Financing Activities
Proceeds from sale of common stock	21,900	-	24,900
Proceeds from loan from shareholder	5,400	-	5,783
Net cash provided by financing activities	27,300	-	30,683
Net increase in cash and equivalents	11,035	-	14,135
Cash and equivalents at beginning of the period	3,100	0	0
Cash and equivalents at end of the period	$ 14,135	$ 0	$ 14,135
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

BASTA HOLDINGS, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2013

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

BASTA HOLDINGS, CORP. (the “Company”) was incorporated under the laws of the State of Nevada on May 11, 2011 and intends to commence operations in the distribution of copper pipes and fittings for sanitary engineering. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through April 30, 2013 the Company has not generated any revenue and has accumulated losses of $9,008.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $9,008 as of April 30, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted October 31 fiscal year end.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2013 the Company's bank deposits did not exceed the insured amounts.

7 | Page

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended April 30, 2013.

Impairment of Long-Lived Assets

The Company, when applicable, continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent accounting pronouncements

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1). This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

8 | Page

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of April 30, 2013 the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. No revenue has been earned since inception.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On May 21, 2012, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000.

NOTE 5 – INCOME TAXES

As of April 30, 2013 the Company had net operating loss carry forwards of $9,008 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – RELATED PARTY TRANSACTIONS

Since inception through April 30, 2013 the Director loaned the Company $5,783 to pay for incorporation costs and bank expenses.  As of April 30, 2013, total loan amount was $5,783. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

9 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Basta Holdings, Corp. was incorporated in the State of Nevada on May 11, 2011 and established a fiscal year end of October 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in the distribution of copper pipes and fittings. We intend to market and distribute copper pipes and fittings for sanitary engineering in the European and North American markets. We have recently started our operation. As of today, we have developed our business plan, and executed a Contract with our supplier, TAICANG JINXIN COPPER TUBE CO., LTD.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on May 11, 2011 to April 30, 2013.  As of April 30, 2013, we had total assets of $21,675 and total liabilities of $5,783.  Since our inception to April 30, 2013, we have accumulated a deficit of $9,008.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Six Month Period Ended April 30, 2013 Compared to the period from Inception (May 11, 2011) to April 30, 2013

Our net loss for the Six month period ended April 30, 2013 was $8,725 compared to a net loss of $9,008 during the period from inception (May 11, 2011) to April 30, 2013. During the period from inception (May 11, 2011) to April 30, 2013 we  haven’t  generated any revenues.

During the Six month period ended April 30, 2013, we incurred  general and administrative expenses and professional fees of $8,725compared to $9,008 incurred during the period from inception (May 11, 2011) to April 30, 2013. General and administrative and professional fee expenses incurred during the Six month period ended April 30,  2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2013

As at April 30, 2013 our current assets were $21,675 compared to $3,100 in current assets at October 31, 2012. As at April 30, 2013, our current liabilities were $5,783. Current liabilities were comprised entirely of $5,783 in advance from director.

Stockholders’ equity increased from $2,717 as of October 31, 2012 to $15,892 as of April 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the Six month period ended April 30, 2013, net cash flows used in operating activities was $16,265, consisting of a net loss of $8,725, increase in prepaid expenses of $7,540. Net cash flows used in operating activities was $16,548 for the period from inception (May 11, 2011) to April 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended April 30, 2013, we generated net cash flows of $27,300 from financing activities. For the period from inception (May 11, 2011) to April 30, 2013, net cash provided by financing activities was $30,683 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

11 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our October 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

12 | Page

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

13 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1     Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1     Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section

         906 of the Sarbanes- Oxley Act of 2002.

101.INS  XBRL Instance Document

101.SCH  XBRL Taxonomy Extension Schema Document

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF  XBRL Taxonomy Extension Definition Document

101.LAB  XBRL Taxonomy Extension Label Linkbase Document

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Basta Holdings, Corp.
Dated: June 3, 2013	By: /s/ Chunfeng Lu
Chunfeng Lu, President and Chief Executive Officer and Chief Financial Officer

14 | Page