Form 10-Q
period 2013-07-31
BASTA HOLDINGS, CORP.
filed 2013-08-29
CIK 1562201

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 29, 2013
Common Stock, $0.001	3,730,000

2 | Page

3 | Page

BASTA HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	JULY 31, 2013 (Unaudited)	OCTOBER 31, 2012 (Audited)
ASSETS
Current Assets
Cash	$ 409	$ 3,100
Prepaid expenses	5,540	-
Total current assets	5,949	3,100
Total assets	$ 5,949	$ 3,100
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$ 8,583	$ 383
Accounts Payable	200
Total current liabilities	8,783	383
Total liabilities	8,783	383

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,730,000 shares issued and outstanding (3,000,000 shares issued and outstanding as of October 31, 2012)	3,730	3,000
Additional paid-in-capital	21,170	-
Deficit accumulated during the development stage	(27,734)	(283)
Total stockholders’ equity (deficit)	(2,834)	2,717
Total liabilities and stockholders’ equity (deficit)	$ 5,949	$ 3,100

The accompanying notes are an integral part of these financial statements.

4 | Page

BASTA HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months ended July 31, 2013	Three Months ended July 31, 2012	Nine Months ended July 31, 2013	Nine Months ended July 31, 2012	For the period from inception (May 11, 2011) to July 31, 2013
Revenues	$ -	$ -	$ -	$ -	$ -
Expenses
General and administrative expenses	18,726	104	27,451	104	27,734
Net loss from operations	(18,726)	(104)	(27,451)	(104)	(27,734)
Net loss	$ (18,726)	$ (104)	$ (27,451)	$ (104)	$ (27,734)
Loss per common share – Basic and Diluted	$ (0.00)	-	$ (0.00)	-
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	3,730,000	2,347,826	3,456,575	791,209

The accompanying notes are an integral part of these financial statements.

5 | Page

BASTA HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months ended July 31, 2013	Nine Months ended July 31, 2012	For the period from inception (May 11, 2011) to July 31, 2013
Operating Activities
Net loss	$ (27,451)	$ (104)	$ (27,734)
Decrease (Increase) in Operating Assets:
Prepaid Expenses	(5,540)	-	(5,540)
Accounts payable	200	-	200
Net cash used in operating activities	(32,791)	(104)	(33,074)
Financing Activities
Proceeds from sale of common stock	21,900	3,000	24,900
Proceeds from loan from shareholder	8,200	204	8,583
Net cash provided by financing activities	30,100	3,204	33,483
Net increase in cash and equivalents	(2,691)	3,100	409
Cash and equivalents at beginning of the period	3,100	0	0
Cash and equivalents at end of the period	$ 409	$ 3,100	$ 409
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

BASTA HOLDINGS, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2013

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

BASTA HOLDINGS, CORP. (the “Company”) was incorporated under the laws of the State of Nevada on May 11, 2011 and intends to commence operations in the distribution of copper pipes and fittings for sanitary engineering. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since inception through July 31, 2013 the Company has not generated any revenue and has accumulated losses of $27,734.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $27,734 as of July 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2013 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended July 31, 2013.

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

Stock-Based Compensation

As of July 31, 2013 the Company has not issued any stock-based payments to its employees.

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

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On May 21, 2012, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000. In April 2013, the Company issued 730,000 shares of its common stock at $0.03 per share for total proceeds of $21,170.

As of July 31, 2013, the Company had 3,730,000 shares issued and outstanding.

NOTE 5 – INCOME TAXES

As of July 31, 2013 the Company had net operating loss carry forwards of $27,734 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – RELATED PARTY TRANSACTIONS

Since inception through July 31, 2013 the Director loaned the Company $8,583 to pay for incorporation costs and bank expenses.  As of July 31, 2013, total loan amount was $8,583. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on May 11, 2011 to July 31, 2013.  As of July 31, 2013, we had total assets of $5,949 and total liabilities of $8,783.  Since our inception to July 31, 2013, we have accumulated a deficit of $27,734.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Nine Month Period Ended July 31, 2013 Compared to Nine Month Period Ended July 31, 2012

Our net loss for the nine month period ended July 31, 2013 was $27,451 compared to a net loss of $104 during nine month period ended July 31, 2012. During the period from inception (May 11, 2011) to July 31, 2013 we  haven’t  generated any revenues.

During the nine month period ended July 31, 2013, we incurred  general and administrative expenses and professional fees of $27,451 compared to $104 incurred during nine month period ended July 31, 2012. General and administrative and professional fee expenses incurred during the nine month period ended July 31,  2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2013

As at July 31, 2013 our current assets were $5,949 compared to $3,100 in current assets at October 31, 2012. As at July 31, 2013, current assets were comprised of $409 in cash and $5,540 in prepaid expenses. As at July 31, 2013, our current liabilities were $8,783. Current liabilities were comprised of $8,583 in advance from director and $200 in accounts payable.

As at July 31, 2013, Stockholders’ deficit was $2,833 compared to Stockholders’ equity of $2,717 as at October 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended July 31, 2013, net cash flows used in operating activities was $32,791, consisting of a net loss of $27,451, increase in prepaid expenses of $5,540 and increase in accounts payable of $200. Net cash flows used in operating activities was $33,074 for the period from inception (May 11, 2011) to July 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended July 31, 2013, we generated net cash flows of $30,100 from financing activities. For the period from inception (May 11, 2011) to July 31, 2013, net cash provided by financing activities was $33,483 received from proceeds from issuance of common stock and advance from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Basta Holdings, Corp.
Dated: August 29, 2013	By: /s/ Chunfeng Lu
Chunfeng Lu, President and Chief Executive Officer and Chief Financial Officer

14 | Page