Form 10-K
period 2013-10-31
BASTA HOLDINGS, CORP.
filed 2014-01-07
CIK 1562201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2013

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-185572

BASTA HOLIDNGS, CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	99-0367603
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

Basta Holdings, Corp.

Room 2105, Sino Life Tower, No. 707 Zhang Yang Rd. Pudong

Shanghai, China, 200120

Tel. 86-18721459159

Email: basta.hold.corp@gmail.com

(Address of principal executive offices)

86-18721459159

 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ¨ No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [x]  No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes £ No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	¨	Accelerated Filer	¨
Non-Accelerated Filer	¨	Smaller Reporting Company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (730,000 shares) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s last day of the most recent quarter (October 31, 2013): $1,095,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 3,730,000 shares issued at December 30, 2013.

_______________________________________________________________________________________________________________

1 | Page

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Report may be “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Report, including the risks described under “Risk Factors,” “Management’s Discussion and Analysis” and “Our Business.”

There are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors, include, without limitation, the following: our ability to develop our technology platform and our products; our ability to protect our intellectual property; the risk that we will not be able to develop our technology platform and products in the current projected timeframe; the risk that our products will not achieve performance standards in clinical trials; the risk that the clinical trial process will take longer than projected; the risk that our products will not receive regulatory approval; the risk that the regulatory review process will take longer than projected; the risk that we will not be unsuccessful in implementing our strategic, operating and personnel initiatives; the risk that we will not be able to commercialize our products; any of which could impact sales, costs and expenses and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in this Report and in our other filings with the Securities and Exchange Commission.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.  Unless otherwise provided in this Report, references to the "Company," “Basta,” the "Registrant," the "Issuer," "we," "us," and "our" refer to Basta Holdings, Corp.

2 | Page

PART I

ITEM 1: BUSINESS.

General

Basta Holdings, Corp. (“Basta”, “the Company”, “We” or “Us”) was incorporated in the State of Nevada on May 11, 2011 (“Inception”) and established a fiscal year end of October 31. We do not have revenues, have minimal assets and have incurred losses since Inception (May 11, 2011). We are a development-stage company formed to commence operations in the distribution of copper pipes and fittings. We have recently started our operations. As of the date of this report, we have developed our business plan, and executed a contract with our supplier, TAICANG JINXIN COPPER TUBE CO., LTD., dated November 3, 2012. The contract with Taicang Jinxin Copper Tube Co., Ltd. was originally set to expire on December 31, 2013 but, effective December 30, 2013, was extended by the parties to December 31, 2014, and may be terminated by either party with 60 days’ notice to the other party. We maintain our statutory registered agent's office at 2360 Corporate Circle, Suite 400, Henderson, Nevada 89074. Our business office is located at Room 2105, Sino Life Tower, No. 707 Zhang Yang Rd. Pudong, Shanghai, China, 200120. Our telephone number is 86-18721459159.

We plan to market and distribute an assortment of copper pipes and fittings in the European and North American markets. Our products will be offered at prices marked-up from 20% to 25% of our cost. Our customers will be asked to pay us 100% in advance.

We plan to fill placed orders and to supply the products within a period of thirty days (30) days or less following receipt of any written order. We do not intend to offer any credit terms relating to order payments.  Our customers will be asked to pay us 100% in advance. Customers will have two options to pay for products: by wire transfer or by sending a check/money order. If a customer decides to pay by check/money order, then we will delay a certain number of days before shipping the products to make certain the check/money order has cleared. Customers will be responsible to cover costs of shipping the products they purchase.  Since we anticipate having a 30-day period to process andfill orders, we do not plan to purchase inventory in advance, but rather on request basis. We do not intend to store inventory for any period of time. The orders will be shipped to the customers upon customers’ requests. Customers will be responsible for the custom duties, taxes, insurance or any other additional charges that might incur.

Product

We intend to market and distribute copper pipes and fittings for sanitary engineering. Copper is a natural material that has been used to make drinking vessels, water pipes and containers for thousands of years. Because copper is bacteriostatic, it inhibits the growth of bacterial and viral organisms in water systems.

Copper pipes and fittings can be used in every part of plumbing and heating systems. Copper is strong, it can easily be formed into bends and systems can be assembled both on and off-site. Copper’s popularity is based on a combination of properties that make it unique. It is capable of withstanding extremes of heat without suffering any degradation. It is resistant to corrosion and high water pressure. It doesn’t burn, it keeps its shape and strength in high temperature environments and it gives long life in service. In addition, Copper pipes give excellent protection against contaminants to the domestic water supply. Nothing can get through; no fluids, no germs, no oxygen, no ultra-violet rays. Copper plumbing tube does not absorb organic substances, and cannot be softened by them in service.

Copper is durable. It’s strong and resists damage, so copper pipes and fittings can be relied on for decades. Copper is completely recyclable without loss of quality, which benefits both the environment and the plumbing profession. Customer benefit too; their homes are more voluble with genuine copper plumbing, and with more and more people concerned about the word’s natural resources, choosing, copper minimizes environmental impact because it is fully recyclable material.

3 | Page

Our Supplier

Our supplier, TAICANG JINXIN COPPER TUBE CO., LTD., Ltd was founded in 1983 on the basis of Taicang Metal Processing Factory of Beijing Non-ferrous Metal Research Institute. It is a private owned company specializing in producing of high quality copper/brass seamless tubes and pipes, copper alloy pipes, the copper bars, copper rods, copper wires and copper fittings for different uses. TAICANG JINXIN COPPER TUBE CO., LTD. is a middle scale enterprise of copper material production in Eastern China and employs 400 workers with 30 technicians. The company sells its products in Japan, Middle East, Taiwan and other countries. The products are applied in the plumbing hardware, light decoration, electronics, building hardware, machinery, heat exchanger tubes, automobiles, drinkable water tube, pipes for water/gas/oil supply, stationery, socket connector, the processing of standard copper products, copper fittings for kitchen and toilet faucets and other.

Sales and Marketing Strategy

We intend to enter into agreements with numerous contractors and homebuilders who can order our copper pipes and fittings for condominium buildings and individual homes. As of today, we have not identified any potential counterparties to these agreements and we have not entered into any discussions with contractors and homebuilders. We also will offer our product to larger home restoration stores that have a high volume of customer traffic. Our competitive advantage is that we offer a high quality product, while maintaining reasonable prices.

Initially, our sole officer and director, Chunfeng Lu will market our products.  If we sell at least two-third shares in this offering, we intend to hire one salesperson with good knowledge and connections in the sanitary ware distribution and construction industry to introduce our product. The salesperson’s job would be to find new potential purchasers, and to set up agreements with them to buy our copper pipes and fittings. We intend to focus on direct marketing efforts whereby our representative will directly contact:

*   Distributors that are responsible for marketing and selling sanitary ware to plumbing stores;

*   Contractors and homebuilders;

*   Sanitary engineering suppliers and installers; and

*   Retail outlets such as home restoration stores.

These distributors, stores, installers, contractors and homebuilders will be asked to sell our products to consumers.  We will provide them with copper pipes and fittings at wholesale prices. They will then sell them to consumers at retail prices, which are typically 25%-30% higher than wholesale prices.

Competition

There are many barriers of entry in the sanitary engineering market and level of competition is extremely high. The principal competitive factors in our industry are pricing and quality of goods. We will be in a market where we compete with many domestic and international companies offering similar products. We will be in direct competition with them. Many large companies will be able to provide more favorable services to the potential customers. Many of these companies may have a greater, more established customer base than us. We will likely lose business to such companies. Also, many of these companies will be able to afford to offer better price for similar product than us which may also cause us to lose business. We foresee to continue to face challenges from new market entrants.  We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

4 | Page

Basta Holdings, Corp. has not yet entered the market and has no market penetration to date. Once we have entered the market, we will be one of many participants in the business of distributing copper pipes and fittings. Many established, yet well financed entities are currently active in the business of distribution such products. Nearly all Basta Holdings, Corp.'s competitors have significantly greater financial resources, technical expertise, and managerial capabilities than Basta Holdings, Corp. We are, consequently, at a competitive disadvantage in the market. Therefore, Basta Holdings, Corp. may not be able to establish itself within the industry at all.

Contracts

We have executed a contract with our supplier, TAICANG JINXIN COPPER TUBE CO., LTD., dated November 3, 2012. The material terms of the contract are the following:

1.

TAICANG JINXIN COPPER TUBE CO., LTD. sells and the Basta Holdings, Corp. buys copper tubes, fittings, couplings, water valves and other products, in quantity and assortment according to Commercial Invoice which are made out on each party (set) of the Goods separately.

2.

The quality and condition of the goods should be in full conformity with the technical, sanitary performances, requirements and standards, which are legal in the Sellers' country.

3.

In the event that the goods are not in accordance with the terns of this contract the responsibility of the Sellers will be limited to the reimbursement of the all and only direct and unavoidable expenses, related to the reception of defective products, the Buyers had been obligated to bear.

4.

United States Dollar is the Contract currency and the payment currency. The total value of the Contract is $500,000 (Five hundred thousand) USD.

5.

The Products will be sold according to the Price List existing at the selling. The Sellers should notify to the Buyers such Price List beforehand.

6.

The prices of Products are stipulated by the Sellers on the following payment terms: "100% payment in advance" and the following delivery terms: FOB, Shanghai, China, (according to the "Incoterms 2000").

7.

All the goods delivered under the present Contract should be shipped in packing, which corresponds to the nature of the goods.

8.

Either Buyer or Seller can terminate this agreement without cause by providing 60 days written notice.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are a development stage company and currently have no employees, other than our sole officer, Chunfeng Lu.

Offices

Our business office is located at Room 2105, Sino Life Tower, No. 707 Zhang Yang Rd. Pudong, Shanghai, China, 200120.  This is the office provided by our President and Director, Chunfeng Lu. Our phone number is 86-18721459159.  We do not pay any rent to Ms. Lu and there is no agreement to pay any rent in the future.

5 | Page

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

In addition to this Report, we are also required to file periodic reports and other information with the Securities and Exchange Commission, including quarterly reports and annual reports which include our audited financial statements.  You may read and copy any reports, statements or other information we file at the Commission’s public reference facility maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00am to 3:00pm. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Commission. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings are also available to the public through the Commission Internet site at http\\www.sec.gov. These filings may be inspected and copied (at prescribed rates) at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.

You may also request a copy of our filings at no cost, by writing of telephoning us at:

Room 2105, Sino Life Tower, No. 707 Zhang Yang Rd. Pudong

Shanghai, China, 200120

Tel. 86-18721459159

Email: basta.hold.corp@gmail.com

ITEM 1A: RISK FACTORS.

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

RISKS ASSOCIATED TO OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE COMMENCED LIMITED OPERATIONS IN OUR BUSINESS. WE EXPECT TO INCUR SIGNIFICANT OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on May 11, 2011 and to date have been involved primarily in organizational activities.  We have commenced limited business operations. Accordingly, we have no way to evaluate the likelihood that our business will be successful.  Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

6 | Page

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING.  OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANT HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have incurred net loss of $31,854 for the period from our Inception on May 11, 2011 to October 31, 2013, and have recognized no revenues to date. Our future is dependent upon our ability to obtain financing and upon achieving future profitable operations in the distribution of copper pipes and fittings. Further, the finances required to fully develop our plan cannot be predicted with any certainty and may exceed any estimates we set forth. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent registered public accounting firm, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

We may require additional funding to conduct our proposed operations for a period of one year. After one year we may need additional financing. If we do not generate any revenue we may need a minimum of $50,000 of additional funding to pay for ongoing SEC filing requirements. We do not currently have any arrangements for additional financing.

IF WE DO NOT ATTRACT CUSTOMERS, WE WILL NOT MAKE A PROFIT, WHICH ULTIMATELY WILL RESULT IN A CESSATION OF OPERATIONS.

We currently have no customers. We have not identified any customers and we cannot guarantee we ever will have any customers.  Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.  You are likely to lose your entire investment if we cannot sell copper pipes and fittings at prices which generate a profit.

WE FACE STRONG COMPETITION FROM LARGER AND WELL ESTABLISHED COMPANIES, WHICH COULD HARM OUR BUSINESS AND ABILITY TO OPERATE PROFITABLY.

Our industry is competitive. There are many different copper pipes and fittings distributors and our products are not. Even though the industry is highly fragmented, it has a number of large and well established companies, which are profitable and have developed a brand name. Aggressive marketing tactics implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in our market.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, OUR MARKETING CAMPAIGN MAY NOT BE ENOUGH TO ATTRACT SUFFICIENT CLIENTS TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE WILL SUSPEND OR CEASE OPERATIONS.

Due to the fact we are small and do not have much capital, we must limit our marketing activities and may not be able to make our products known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

OUR SALES AND PROFITABILITY DEPEND SIGNIFICANTLY ON NEW RESIDENTIAL CONSTRUCTION AND HOME IMPROVEMENT ACTIVITY.

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood products, regional demographics and consumer confidence. Future downturns in the markets that we serve or in the economy generally could have a material adverse effect on our operating results and financial condition.  Reduced levels of construction activity may result in intense price competition among sanitary ware suppliers, which may adversely affect our gross margins.

7 | Page

BECAUSE WE WILL EXPORT OUR PRODUCTS FROM CHINA, A DISRUPTION IN THE DELIVERY OF EXPORTED PRODUCTS MAY HAVE A GREATER EFFECT ON US THAN ON OUR COMPETITORS.

We will export our product from China. Because we plan to purchase our products in China and have them shipped to the locations of our customers, we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors who manufacture and/or warehouse products in the destination countries. Deliveries of our products may be disrupted through factors such as:

1.

Raw material shortages, work stoppages, strikes and political unrest;

2.

Problems with ocean shipping, including work stoppages and shipping container shortages;

3.

Increased inspections of import shipments or other factors causing delays in shipments; and

4.

Economic crises, international disputes and wars.

Most of our competitors warehouse products they import from overseas, which allows them to continue delivering their products for the near term, despite overseas shipping disruptions. If our competitors are able to deliver products when we cannot, our reputation may be damaged and we may lose customers to our competitors.

IF WE ARE CONSIDERED A “RESIDENT ENTERPRISE’’ FOR PRC ENTERPRISE INCOME TAX PURPOSES, IT COULD RESULT IN UNFAVORABLE TAX CONSEQUENCES TO US AND OUR NON-PRC SHAREHOLDERS.

Under Paragraph 2 of Article 2 of the People’s Republic of China Corporate Income Tax Law (the “Corporate Income Law”), any foreign enterprise which shall constitute a resident enterprise shall meet both of the following requirements: (i) such enterprise was established under the laws of foreign countries or regions; and (ii) the actual management of such enterprise must be located within China. Further, under relevant provisions of the Circular of the State Administration of Taxation Regarding the Issues Relevant to the Identification of Chinese-controlled Enterprises Registered Abroad as Resident Enterprises by Actual Management (Guo Shui Fa [2009] No. 82, “Circular No. 82”) issued by the State Administration of Taxation on April 22, 2009 and based upon our no-name inquiry to the People’s Republic of China State Administration for Taxation, any Chinese-controlled enterprise whose actual management is held to be located within China shall satisfy all of the following requirements: (i) the site, where the management of such enterprise responsible for the daily operation of such enterprise performs its duties, is located within China; (ii) the financial decisions (such as borrowings, extending loans, financing or financial risks management) and HR policies (such as appointment, dismissal or remunerations) shall be made or approved by the institution or personnel of such enterprise staying within China; (iii) 1/2 or more of the directors with voting rights or of the management of such enterprise live within China permanently; and (iv) the main assets, accounting books and stamps of and the minutes and files of the board of directors of and of shareholders’ meeting of such enterprise exist and will be maintained within China.

We believe that we are not considered a “resident enterprise” for PRC enterprise income tax purposes. We have no subsidiaries within China. We have executive offices in China, which were unincorporated entities under Chinese laws, and all of our management is located within China. We make or approve the financial decisions (such as borrowing, extending loans, financing or financial risks management) and human resource policies (such as employees’ appointment, dismissal and remunerations) within China, and half or more of our directors with voting rights are also located within China. However, our main assets, accounting books, stamps and minutes of our directors’ board and of our shareholders’ meetings exist and will be maintained in the USA, not within China, so we are not consistent with Item (iv) of the above four requirements under Circular No. 82 although our present conditions satisfy Items (i) to (iii) of the above requirements under Circular No. 82. Therefore, even if we are an enterprise established under the laws Nevada, and our management team is located within China, we believe that we shall not be held to be a resident enterprise under the Corporate Income Tax Law.

8 | Page

Nevertheless, we cannot fully exclude the possibility that there is a difference or discrepancy between the interpretation of the Chinese authorities and our understanding as set forth above, nor can we assure that the statements or interpretations of the Chinese government officials will remain unchanged. Furthermore, we cannot exclude the possibility that the Chinese government will promulgate any new laws, regulations or provisions that will be in conflict with our understanding. If so, we may be classified as a ‘‘resident enterprise’’ for PRC enterprise income tax purposes, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

If the PRC tax authorities determine that we are a resident enterprise for PRC enterprise income tax purposes, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations.

If we are considered a resident enterprise, this could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise shareholders and with respect to gains derived by our non-PRC enterprise shareholders from transferring our shares and a 20% withholding tax on dividends we pay to our non-PRC individual stockholders and with respect to gains derived by our non-PRC individual stockholders from transferring our shares. If we are required under PRC law to withhold PRC income tax on dividends payable to our non-PRC investors or if you are required to pay PRC income tax on the transfer of our shares, the value of your investment in our shares may be materially and adversely affected.

OUR OPERATIONS AND ASSETS IN CHINA ARE SUBJECT TO SIGNIFICANT POLITICAL AND ECONOMIC UNCERTAINTIES.

Government policies are subject to rapid change and the government of the China may adopt policies which have the effect of hindering private economic activity and greater economic decentralization.  There is no assurance that the government of China will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform.  In addition, a substantial portion of productive assets in China remains government-owned.  For instance, all lands are state owned and business entities or individuals are granted by government state-owned land use rights.  The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our business.  The government of China also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies.  Uncertainties may arise with changing of governmental policies and measures.  In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

BECAUSE CHINESE LAW GOVERNS ALMOST ALL OF OUR MATERIAL AGREEMENTS, WE MAY NOT BE ABLE TO ENFORCE OUR LEGAL RIGHTS WITHIN CHINA OR ELSEWHERE, WHICH COULD RESULT IN A SIGNIFICANT LOSS OF BUSINESS, BUSINESS OPPORTUNITIES, OR CAPITAL.

We have a supply agreement with Taicang Jinxin Copper Tube Co., Ltd., a Chinese company. We cannot assure you that we will be able to enforce this agreement or any of our material agreements that we may enter into or that remedies will be available outside of China.  The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States.  The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation.  The inability to enforce or obtain a remedy under any of our agreements could result in a significant loss of business, business opportunities or capital.

9 | Page

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China.  We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

IMPOSITION OF TRADE BARRIERS AND TAXES MAY REDUCE OUR ABILITY TO DO BUSINESS INTERNATIONALLY, AND THE RESULTING LOSS OF REVENUE COULD HARM OUR PROFITABILITY.

We may experience barriers to conducting business and trade in our targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs.  In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes of profits, revenues, assets and payroll, as well as value-added tax.  The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products, and there can be no assurance that this will not reduce the level of sales that we achieve in such markets, which would reduce our revenues and profits.

BECAUSE OUR FUNDS MAY BE HELD IN BANKS WHICH DO NOT PROVIDE INSURANCE, THE FAILURE OF ANY BANK IN WHICH WE DEPOSIT OUR FUNDS COULD AFFECT OUR ABILITY TO CONTINUE IN BUSINESS.

Banks and other financial institutions in China do not provide insurance for funds held on deposit.  As a result, in the event of a bank failure, we may not have access to funds on deposit.  Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

BECAUSE OUR SOLE OFFICER AND DIRECTOR HAS NO EXPERIENCE IN OUR INTENDED OPERATIONS OF THE DISTRIBUTION OF COPPER PIPES AND FITTINGS, OUR BUSINESS HAS A HIGH RISK OF FAILURE.

Our sole officers and director has no professional training or experience in the distribution of copper pipes and fittings. Ms. Lu’s lack of experience will hinder our ability to start selling our copper pipes and fittings and earn revenue. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

ALL OF OUR PRODUCT PURCHASES WILL BE MADE FROM ONE SUPPLIER.  IF THAT SUPPLIER DECREASES OR TERMINATES ITS RELATIONSHIP WITH US OUR BUSINESS WOULD LIKELY FAIL IF WE ARE UNABLE TO FIND A SUBSTITUTE FOR THAT COMPANY.

As a result of being totally dependent on a single wholesale supplier located in China, we may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, increased pressure, timing and availability of export licenses, the burden of complying with a variety of foreign laws and treaties, and uncertainties relative to regional, political and economic circumstances. We purchase our products from TAICANG JINXIN COPPER TUBE CO., LTD. Our agreement with this company does not prevent it from supplying its copper pipes and fittings to our competitors or directly to consumers. The Contract has no minimum term, and TAICANG JINXIN COPPER TUBE CO., LTD. may terminate the Contract at any time. If this company decreases, modifies or terminates its association with us for any other reason, we would suffer an interruption in our business unless and until we found a substitute for that supplier. If we were unable to find a substitute for that supplier, our business would likely fail. We cannot predict what the likelihood would be of finding an acceptable substitute supplier.

10 | Page

BECAUSE OUR SOLE OFFICER AND DIRECTOR WILL OWN ONE-THIRD OR MORE OF OUR OUTSTANDING COMMON STOCK, SHE WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Ms. Lu, our sole officer and director, will own 50 % or more of the outstanding shares of our common stock. Accordingly, she will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of Ms. Lu may differ from the interests of the other stockholders and may result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR PRINCIPAL ASSETS ARE LOCATED OUTSIDE OF THE UNITED STATES AND CHUNFENG LU, OUR SOLE OFFICER AND DIRECTOR, RESIDES OUTSIDE OF THE UNITED STATES, IT MAY BE DIFFICULT FOR AN INVESTOR TO ENFORCE ANY RIGHT BASED ON U.S. FEDERAL SECURITIES LAWS AGAINST US AND/OR MS. LU, OR TO ENFORCE A JUDGMENT RENDERED BY A UNITED STATES COURT AGAINST US OR MS. LU.

Our principal operations and assets are located outside of the United States, and Chunfeng Lu, our sole officer and director is a non-resident of the United States. Therefore, it may be difficult to effect service of process on Ms. Lu in the United States, and it may be difficult to enforce any judgment rendered against Ms. Lu. As a result, it may be difficult or impossible for an investor to bring an action against Ms. Lu, in the event that an investor believes that such investor’s rights have been infringed under the U.S. securities laws, or otherwise.  Even if an investor is successful in bringing an action of this kind, the laws of People Republic of China may render that investor unable to enforce a judgment against the assets of Ms. Lu. As a result, our shareholders may have more difficulty in protecting their interests through actions against our management, director or major shareholder, compared to shareholders of a corporation doing business and whose officers and directors reside within the United States.

Additionally, because of our assets are located outside of the United States, they will be outside of the jurisdiction of United States courts to administer, if we become subject of an insolvency or bankruptcy proceeding. As a result, if we declare bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the United States under United States bankruptcy laws.

BECAUSE OUR SOLE OFFICER AND DIRECTOR WILL ONLY BE DEVOTING LIMITED TIME TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF OPERATIONS.  THIS ACTIVITY COULD PREVENT US FROM ATTRACTING ENOUGH CUSTOMERS AND RESULT IN A LACK OF REVENUES WHICH MAY CAUSE US TO CEASE OPERATIONS.

Chunfeng Lu, our sole officer and director will only be devoting limited time to our operations. She will be devoting approximately 20 hours a week to our operations. Because our sole office and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to her. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

KEY MANAGEMENT PERSONNEL MAY LEAVE THE COMPANY, WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS.

The Company is entirely dependent on the efforts of its sole officer and director. The Company does not have an employment agreement in place with its sole officer and director. Her departure or the loss of any other key personnel in the future could have a material adverse effect on the business. The Company believes that all commercially reasonable efforts have been made to minimize the risks attendant with the departure by key personnel from service. However, there is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its sole officer and director.

11 | Page

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed.  Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted.  Such dilution will negatively affect the value of an investor's shares.

AS AN “EMERGING GROWTH COMPANY” UNDER THE JOBS ACT, WE ARE PERMITTED TO RELY ON EXEMPTIONS FROM CERTAIN DISCLOSURE REQUIREMENTS.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

-

Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

-

Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

-

Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

-

Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related To Our Stock

We will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We will need to raise additional capital. Our current working capital is not expected to be sufficient to carry out all of our plans to secure additional financing, we may need to borrow money or sell more securities.  Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

12 | Page

The market price of our common stock may be volatile which could adversely affect the value of your investment in our common stock.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

·	Fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
·	Changes in estimates of our financial results or recommendations by securities analysts;
·	Changes in market valuations of similar companies;
·	Changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
·	Regulatory developments in Canada, United States or foreign countries;
·	Litigation involving our company, our general industry or both;
·	Investors’ general perception of us; and
·	Changes in general economic, industry and market conditions.

We do not currently intend to pay dividends on our common stock and, consequently, the ability to achieve a return on your investment in our common stock will depend on appreciation in the price of our common stock.  If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board of Directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.  As a result, the success of your investment in our common stock will depend on future appreciation in its value.  The price of our common stock may not appreciate in value or even maintain the price at which you purchased our shares.  If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock which could be materially adverse to the value of our common stock.

As of that date of this Report, we have 3,730,000 shares of our common stock issued and outstanding.  We are authorized to issue up to 75,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

We anticipate that our common stock will initially be considered to be a "Penny Stock," which will cause the trading of our stock to be subject to significant regulations that could adversely affect the value of our common stock.

We anticipate that our common stock will initially be a low-priced security, or a “penny stock” as defined under rules promulgated under the Exchange Act.  A stock is a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

13 | Page

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.  As a result of these effects, the trading value of our common stock could be materially and adversely affected.

Broker-dealer requirements may affect the trading and liquidity of our stock which could materially and adversely affect the value of our common stock.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effectuating any transaction in a penny stock for the investor's account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.  These requirements could discourage interest in trading in our common stock and could materially and adversely affect the public trading value of our common stock.

Our securities will be subject to sales restrictions imposed by state “Blue Sky Laws” that will limit the States where our stock may be traded and could reduce the public market value of our stock.

State securities regulations may affect the transferability of our shares.  We have not registered any of our shares for sale or resale under the securities or "blue sky" laws of any state.  We do not currently plant to register or qualify our shares for sale or resale in any state.  In many states, but not all states, shareholders can generally make unsolicited sales of securities through registered broker-dealers.  Arkansas, Georgia, Illinois, Louisiana, New York, North Dakota, Ohio, Oregon and Tennessee, do not permit shareholders to make unsolicited sales of securities through broker dealers.  Persons who desire to purchase our shares in any trading market that may develop in the future should be aware that these state regulations may limit sales and purchases of our shares.  The inability to trade or sell our common stock in certain states could materially and adversely affect the public market value of our stock.

If a trading market for our securities develops, it may be volatile which could make it difficult to sell shares of common stock or cause sales of common stock at a loss.

If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history.  Furthermore, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

14 | Page

The equity markets have recently experienced significant price and volume fluctuations that have adversely affected the market prices for many companies' securities.  These fluctuations may not be directly attributable to the operating performance of these companies.  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell shares of our common stock at a loss.

Shares eligible for future sale may adversely affect the market price of our common stock.  The future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 of the Securities Act of 1933, as amended, subject to certain compliance requirements.  In general, under Rule 144, unaffiliated stockholders (or stockholders whose shares are aggregated) who have satisfied a six month holding period may sell shares of our common stock, so long as we have filed all required reports under Section 13 or 15(d) of the Exchange Act during the applicable period preceding such sale.  Generally, once a period of six months has elapsed since the date the common stock was acquired from us or from an affiliate of ours, unaffiliated stockholders can freely sell shares of our common stock so long as the requisite conditions of Rule 144 and other applicable rules have been satisfied.  Also generally, twelve months after acquiring shares from us or an affiliate, unaffiliated stockholders can freely sell their shares without any restriction or requirement that we are current in our SEC filings.  Any substantial sales of common stock pursuant to Rule 144 may have an adverse affect on the market price of our common stock.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

ITEM 1B: UNSOLVED STAFF COMMENTS.

None.

ITEM 2: PROPERTIES.

Our principal executive offices are located at Room 2105, Sino Life Tower, No. 707 Zhang Yang Rd. Pudong, Shanghai, China, 200120. Our phone number is 86-18721459159.

ITEM 3: LEGAL PROCEEDINGS.

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4: MINE SAFETY DISCLOSURES

Not Applicable.

15 | Page

PART II

ITEM 5: MARKET FOR REGRISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock, par value $0.001 per share (the "Common Stock"), is traded on the OTC Bulletin Board market under the symbol "BSTA." Our common stock was approved for trading by FINRA on May 14, 2013and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter since the date the common stock became listed. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2013	High	Low

Fourth Quarter	1.50	1.01
Third Quarter	1.50	1.01

Holders

As of the date of this Report there are 3,730,000 shares of common stock issued and outstanding.

As of the date of this Report there are 36 holders of record of our common stock in certificate form, exclusive of those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Dividend Policy

We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

ITEM 6: SELECTED FINANCIAL DATA.

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

16 | Page

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report.  Some of the statements contained in this Report that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

·	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
·	Our ability to raise capital when needed and on acceptable terms and conditions;
·	The intensity of competition;
·	General economic conditions; and
·	Changes in government regulations.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Results of Operations for the Twelve Months Ended October 31, 2013 Compared to the Twelve Months Ended October 31, 2012

Revenue

We recognized no revenues in the twelve months ended October31, 2012 or 2011 as we are a development stage company.

Operating Expenses

During the year ended October 31, 2013, we incurred general and administrative expenses and professional fees of $31,571 compared to $104 incurred during the year ended October 31, 2012. General and administrative expenses incurred during the year ended October 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in the general and administrative expenses incurred in the two periods reflects our increased activity in implementing our business plan between the two periods

Net Losses

Our net loss for the year ended October 31, 2013 was $31,571 as compared to a net loss of $104 for the year ended October 31, 2012 due to the factors described above.

17 | Page

Cash Flows for the Twelve Months Ended October 31, 2013 Compared to the Twelve Months Ended October 31, 2012

We are a development stage company with limited operations. As of October 31, 2013 we had total assets of $7,429 and total liabilities of $14,383 as compared to total assets of $3,100 and total liabilities of $383 at October 31, 2012. Since our Inception on May 11, 2011, we have an accumulated deficit of $31,584. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term requirements. We expect, but there can be no assurance, that we will raise additional capital through the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended October 31, 2013, net cash flows used in operating activities was $35,311. Net cash flows used in operating activities was $104 for the year ended October 31, 2012.

Cash Flows from Investing Activities

We did no generate or use any funds from investing activities during the twelve months ended October31, 2013 or 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either loan from the issuance of equity or  loan advances from a shareholder. For the year ended October 31, 2013, we generated net cash flows of $35,900 from the sale of our common stock and a loan from our majority shareholder. This compares to $3,204 generated from the sale of our common stock and a loan from our majority shareholder during the twelve months ended October 31, 2012.

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

Contractual Obligations and Other Commercial Commitments

We currently do not have any obligations or commitments.

Warrants

As of October 31, 2013, we had no outstanding warrants.

18 | Page

Common Stock

As of October 31, 2013, there were 3,730,000 shares issued and outstanding, of which 3,000,000 are restricted.

Publicly Reporting Company Considerations

We will face several material challenges of operating as a publicly reporting company and we expect to incur significant costs and expenses applicable to us as a public company.  We anticipate that our ongoing costs and expenses of complying with our public reporting company obligations will be approximately $50,000 annually which we expect to pay for out of proceeds from our financing efforts during the next twelve months from the date of this Report.  Subsequent to the next twelve month reporting and compliance period, we expect to pay for our publicly reporting company compliance and reporting costs from our revenues.  We must structure, establish, maintain and operate our Company under corporate policies designed to ensure compliance with all required public company laws, rules, regulations, including, without limitation, the Securities Act of 1933, the Securities Act of 1934, the Sarbanes-Oxley Act of 2002, the Foreign Corrupt Practices Act and the respective rules and regulations promulgated hereunder.  Some of our more significant challenges of being a publicly reporting company will include the following:

•

We will have to carefully prepare and file in the format mandated by the SEC all periodic filings required by the Securities Exchange Act of 1934 (Annual Report on Form  10-K, Quarterly Reports on Form 10-Q, and interim reports of material significant events on Form 8-K), as well as insider reporting compliance for all officers and director under Section 16 of the Securities Exchange Act of 1934 on Forms 3, 4, and 5;

•

In addition to auditing our annual financial statements and maintaining our books and records in accordance with the requirements of the Securities Act of 1934, we will have to prepare and submit our accounting controls and procedures for audit in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires increased corporate responsibility and accountability;

•

We will have to assure that our board committee charters, corporate governance principles, Board committee minutes are properly drafted and maintained;

•

We will have to carefully analyze and assess all disclosures in all forms of public communications, including periodic SEC filings, press releases, website postings, and investor conferences to assure legal compliance;

•

We will have to assure corporate and SEC legal compliance with respect to proxy statements and information statements circulated for our annual shareholder meetings, shareholder solicitations and other shareholder information events;

•

We will have to assure securities law compliance for all equity-based employee benefit plans, including registration statements and prospectus distribution procedures;

•

We will have to continuously analyze the specific impact on our Company of all significant SEC initiatives, policies, proposals and developments, as well as assess the rules of Public Company Accounting Oversight Committee on governance procedures of Company and our audit committee;

•

We will have to comply with the specific listing requirements of a stock exchange if we qualify and apply for such listing;

•

Being a public company increases our director and officer liability-insurance costs;

•

We will have to engage and interface with a Transfer Agent regarding issuance and trading of our common stock, which may include Rule 144 stock transfer compliance matters; and

•

We will incur additional costs for legal services as a function of our needs to seek guidance on securities law disclosure questions and evolving compliance standards.

We have assigned a high priority to corporate compliance and our public company reporting obligations, however, there can be no assurance that we will have sufficient cash resources available to satisfy our public company reporting and compliance obligations.  If we are unable to cover the cost of proper administration of our public company compliance and reporting obligations, we could become subject to sanctions, fines and penalties, our stock could be barred from trading in public capital markets and we may have to cease operations.

19 | Page

Our actual results may differ from our projections if there are material changes in any of the factors or assumptions upon which we have based our projections.  Such factors and assumptions, include, without limitation, the development of our proprietary technology platform and our products, the timing of such development, market acceptance of our products, protection of our intellectual property, our success in implementing our strategic, operating and personnel initiatives and our ability to commercialize our products, any of which could impact sales, costs and expenses and/or planned strategies and timing.  As a result, it is possible that we may require significantly more capital resources to meet our capital needs.

Off-Balance Sheet Arrangements

None.

ITEM 7A: QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

 ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

.

20 | Page

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Basta Holdings,, Corp.

Henderson, Nevada

We have audited the accompanying balance sheets of Basta Holdings, Corp..(a development stage company) as of October 31, 2013 and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the year ended October 31, 2012 and for the period from May 11, 2011 (Inception) to October 31, 2012 were audited by another auditor who expressed an unqualified opinion on December 6, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Basta Holdings, Corp. as of October 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations since Inception (May 11, 2011) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado
January 5, 2014	Cutler & Co. LLC

21 | Page

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Basta Holdings, Corp.

Henderson, Nevada

I have audited the accompanying balance sheets of Basta Holdings, Corp. (a development stage company) as of October 31, 2012, and the related statements of operations, stockholders' equity and cash flows for the year ended October 31, 2012 and for the period from May 11, 2011 (Inception) through October 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Basta Holdings, Corp. as of October 31, 2012, and the results of its operations and its cash flows for the year ended October 31, 2012 and for the period from May 11, 2011 (Inception) through October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado December 6, 2012	Ronald R. Chadwick, P.C. RONALD R. CHADWICK, P.C.

22 | Page

BASTA HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (Audited)
	OCTOBER 31, 2013	OCTOBER 31, 2012
ASSETS
Current Assets
Cash	$ 3,889	$ 3,100
Prepaid expenses	3,540	-
Total current assets	7,429	3,100

Total Assets	$ 7,429	$ 3,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan related party	$ 14,383	$ 383
Total current liabilities	14,383	383

Total Liabilities	14,383	383

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,730,000 and 3,000,0000 shares issued and outstanding as of October 31, 2013 and 2012, respectively	3,730	3,000
Additional paid-in-capital	21,170	-
Deficit accumulated during the development stage	(31,854)	(283)
Total Stockholders’ Equity (Deficit)	(6,954)	2,717

Total Liabilities and Stockholders’ Equity (Deficit)	$ 7,429	$ 3,100

The accompanying notes are an integral part of these financial statements.

23 | Page

BASTA HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Audited)
	Year ended October 31, 2013	Year ended October 31, 2012	For the period from Inception (May 11, 2011) to October 31, 2013

Revenues	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	31,571	104	31,854
Net loss from operations	(31,571)	(104)	(31,854)

Net loss	$ (31,571)	$ (104)	$ (31,854)

Loss per common share – Basic and Diluted	$0.00*	$0.00*

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	3,525,493	1,344,262

‘ * denotes a loss per share of less than $(0.01)

The accompanying notes are an integral part of these financial statements.

24 | Page

BASTA HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES INSTOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (MAY 11, 2011) to OCTOBER 31, 2013 (Audited)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balance at Inception (May 11, 2011)	-	$ -	$ -	$ -	$ -
Net loss for the period			-	(179)	(179)
Balance as of October 31, 2011	-	-		(179)	(179)
Common shares issued for cash at $0.001 per share on May 21, 2012	3,000,000	3,000	-	-	3,000
Net loss for the year				(104)	(104)
Balance as of October 31, 2012	3,000,000	3,000	-	(283)	2,717
Common shares issued for cash at $0.03 per share between April 2-17, 2013	730,000	730	21,170	-	21,900
Net loss for the year				(31,570)	(31,570)
Balance as of October 31, 2013	3,730,000	$ 3,730	$ 21,170	$ (31,854)	$ (6,954)

The accompanying notes are an integral part of these financial statements.

25 | Page

BASTA HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Audited)
	Year ended October 31, 2013	Year ended October 31, 2012	For the period from Inception (May 11, 2011) to October 31, 2013
Operating Activities
Net loss	$ (31,571)	$ (104)	$ (31,854)
Decrease (Increase) in Operating Assets and Liabilities:
Prepaid Expenses	(3,540)	-	(3,540)
Net cash used in operating activities	(35,111)	(104)	(35,394)

Investing Activities	-	-	-

Financing Activities
Proceeds from sale of common stock	21,900	3,000	24,900
Proceeds from loan from shareholder	14,000	204	14,383
Net cash provided by financing activities	35,900	3,204	39,283

Net increase in cash and equivalents	789	3,100	3,889

Cash and equivalents at beginning of the period	3,100	0	0

Cash and equivalents at end of the period	$ 3,889	$ 3,100	$ 3,889

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

26 | Page

BASTA HOLDINGS, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITEDFINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED OCOTOBER 31, 2013 AND 2012 AND

FORTHE PERIOD FROM INCEPTION (MAY 11, 2011) TO OCTOBER 31, 2013

(Audited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

BASTA HOLDINGS, CORP. (the “Company”) was incorporated under the laws of the State of Nevada on May 11, 2011 (“Inception”) and intends to commence operations in the distribution of copper pipes and fittings for sanitary engineering. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since Inception through October 31, 2013 the Company has not generated any revenue and has accumulated losses of $31,854.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (May 11, 2011) resulting in an accumulated deficit of $31,854 as of October 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from shareholders and, or, private placement of common stock.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2013 the Company's bank deposits did not exceed the insured amounts.

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

27 | Page

BASTA HOLDINGS, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITEDFINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED OCOTOBER 31, 2013 AND 2012 AND

FORTHE PERIOD FROM INCEPTION (MAY 11, 2011) TO OCTOBER 31, 2013

(Audited)

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the twelve month periods ended October 31, 2013 and 2012.

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

Stock-Based Compensation

As of October 31, 2013 the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, “Accounting for Stock Compensation”, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. No revenue has been recognized during the period from Inception (May 11, 2011) to October 31, 2013.

28 | Page

BASTA HOLDINGS, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITEDFINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED OCOTOBER 31, 2013 AND 2012 AND

FORTHE PERIOD FROM INCEPTION (MAY 11, 2011) TO OCTOBER 31, 2013

(Audited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Effective November 3, 2012, the Company entered into an agreement (“the Agreement”) with TAICANG JINXIN COPPER TUBE CO., LTD. (“the Supplier”). Under the terms of the Agreement, which was originally set to expire on December 31, 2013 but, effective December 30, 2013, was extended by the parties to December 31, 2014, and may be terminated by either party with 60 days’ notice to the other party, the Company is entitled, but not obligated, to acquire a maximum of $500,000 of copper tubes, fittings, couplings, water values and other products from the Supplier. The Company is required to pay in advance for 100% of the purchase price any purchases it may make under the Agreement. At the time of the Report, the Company does not have the funding to make any purchase under the Agreement and there is no guarantee that the Company will be successful in raising the funding necessary for it to be able to make any such purchase under the Agreement.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

On May 21, 2012, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000. Between April 2 - 17, 2013, the Company issued 730,000 shares of its common stock at $0.03 per share for total proceeds of $21,170.

As of October 31, 2013, the Company had 3,730,000 shares issued and outstanding.

NOTE 6 – INCOME TAXES

As of October 31, 2013 the Company had net operating loss carry forwards of $31,854 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at October 31, 2013 and 2012.

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$ 11,149	$ 99
Total deferred tax assets	11,149	99
Less: valuation allowance	(11,149)	(99)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of October 31, 2013 was $11,149. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of October 31, 2013.

Reconciliation between the statutory rate and the effective tax rate is as follows at October 31, 2013 and 2012:

	2013	2012
Federal statutory tax rate	(35.0) %	(35.0)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	-%	-%

NOTE 7 – RELATED PARTY TRANSACTIONS

Since Inception (May 11, 2012) through October 31, 2013 the Company’s controlling shareholder has loaned the Company $14,383 to pay for incorporation costs and operating expenses.  As of October 31, 2013, the total loan amount was $14,383. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 – SUBSEQUENT EVENTS

Effective December 30, 2013, the term of the  Company/s agreement with TAICANG JINXIN COPPER TUBE CO., LTD. was extended form December 31, 2013 to December 31, 2014.

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

29 | Page

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 12, 2013, we were informed by Ronald Chadwick, P.C. (“Ronald Chadwick”) that it was terminating its services as the Registrant’s independent registered public accounting firm by the end of November 2013. On November 18, 2013, the Registrant retained Cutler & Co., LLC (“Cutler”) as its principal independent accountants. The decision to retain Cutler as the principal independent accountants was approved by the Registrant’s Board of Directors.

The Termination of Ronald Chadwick

Ronald Chadwick was the independent registered public accounting firm for the Registrant from November 19, 2012 until November 18, 2013. Ronald Chadwick’s reports on the Registrant’s financial statements for the years ended October 31, 2011 and 2012 did not (a) contain an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Ronald Chadwick, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a) (1) (iv) of Regulation S-K occurred during the period in which Ronald Chadwick served as the Registrant’s principal independent accountants.

However, the report of Ronald Chadwick dated December 6, 2012 on our financial statement for the fiscal years ended October 31, 2011 and 2012 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

The Engagement of Cutler

Prior to November 18, 2013, the date that Cutler was retained as the principal independent accountants of the Registrant:

1.

The Registrant did not consult Cutler regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrant’s financial statements;

2.

Neither a written report nor oral advice was provided to the Registrant by Cutler that they concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; and

3.

The Registrant did not consult Cutler regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a) (1) (iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304 (a) (1) (v) of Regulation S-K.

ITEM 9A: CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer / Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of October 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.

30 | Page

We lack proper internal controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has identified certain material weaknesses relating to our internal controls and procedures. The reason for the ineffectiveness of our disclosure controls and procedures was the result of the lack of segregation of duties and responsibilities with respect to our cash control over the disbursements related thereto. The lack of segregation of duties resulted from our limited accounting staff.

.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as October  31, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION.

Not Applicable.

31 | Page

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of October 31, 2013:

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Chunfeng Lu Room 2105, Sino Life Tower, No. 707 Zhang Yang Rd. Pudong, Shanghai, China, 200120	42	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Chunfeng Lu has acted as our President, Treasurer, Secretary and Director since our incorporation on May 11, 2011. Ms. Lu owns 80.43% of the outstanding shares of our common stock. From 2001, Chunfeng Lu has been an owner-operator of the Chunhua Grocery, a grocery store in Hangzhou, China.  Ms. Lu intends to devote 20 hours a week of her time to planning and organizing activities of Basta Holdings, Corp.

Term of Office

All of our directors are appointed for a one-year term to hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Our executive officers are appointed by our Board of Directors and hold office until removed by the Board.

Significant Employees

At the present time, we have no key employees.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director (or person nominated to become director), executive officer, founder, promoter or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

32 | Page

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended October 31, 2012, the filing requirements were not met. However, we anticipate that these filings will be made in the second quarter of this year.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To the knowledge of the Company, there have been no reported violations of the Code of Ethics.

Whistleblower Procedures Policy

In accordance with the requirements of Section 301 of the Sarbanes-Oxley Act of 2002, the Board of Directors of the Company has adopted a Whistleblower Procedures Policy, stating that all employees of the Company and its subsidiaries are strongly encouraged to report any evidence of financial irregularities which they may become aware of, including those with respect to internal controls, accounting or auditing matters.  Under the Whistleblower Procedures Policy, the management of the Company shall promptly and periodically communicate to all employees with access to accounting, payroll and financial information the means by which they may report any such irregularities.  In the event an employee is uncomfortable for any reason reporting irregularities to his or her supervisor or other management of the Company, employees may report directly to any member of the Board of Directors of the Company.  The identity of any employee reporting under these procedures will be maintained as confidential at the request of the employee, or may be made on an anonymous basis.  Notice must be provided to all of the Company’s employees with access to accounting, payroll and financial information in respect of these procedures.

The Company does not have any Committees of the Board

Director Nominations

There have been no changes in the year ended October 31, 2013 to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11: EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

Summary Compensation Table

Name and Principal Position	Year (1)	Salary ($)	Stock Awards ($)	Total

Chunfeng Lu, President, Chief Executive Officer and Chief Financial Officer	2013	$0	$0	$0
	2012	$0	$0	$0
(1)	No other officers earned over $100,000 in the preceding fiscal years, other than as set forth above.

Employment Agreements

The Company currently has no employment agreements with its executive officers or other employees.

33 | Page

Director Compensation

For the years ended October 31, 2013 and October 31, 2012, the directors were not awarded any options or paid any cash compensation.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of common stock beneficially owned as of October 31, 2013 (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares.  The percentage of ownership set forth below assumes all share cancellations as disclosed are completed and reflects each holder’s ownership interest in the 3,750,000 shares of  common stock issued and outstanding as of December 23, 2013. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and Address	Title of Class	Amount and Nature of Beneficial Owner	Percent of Beneficial Ownership(1) of Class
Chunfeng Lu	Common	3,000,000	80.42%
All Officers and Directors as a whole (1 person)		3,000,000	80.42%

(1)

All shares are owned directly by Mr. Lu

Potential Changes in Control

At the present time, there are no arrangements known, including any pledge by any person of securities, the operation of which may at a subsequent date result in a change in control of the Company.

Stock Option Plan Information

To date, the Company has not adopted a Stock Option Plan.  The Company may adopt an option plan in the future.

Adverse Interests

The Company is not aware of any material proceeding to which any director, officer, or affiliate of the Company or any owner of record or beneficially of more than five percent of any class of the Company’s voting securities, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

Except as otherwise disclosed herein, since the beginning of the last fiscal year the Company has not entered into any other transactions, nor are there any currently proposed transactions, in which the Company was, or is, to be a participant and in which any related person had or will have a direct or indirect material interest.

During the past five years, none of the following occurred with respect to any founder, promoter or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees for professional services rendered for the audit of the Company’s annual financial statements for the year ended October 31, 2013, totaled $7,500 (2012 - $0).

Audit-Related Fees

The aggregate fees billed for audit related services for the year ended October  31, 2013 and October 31, 2102 which are not disclosed in “Audit Fees” above, were $0

Tax Fees

The aggregate fees for tax compliance for the year ended October 31, 2013 and October 31, 2102, were $0.

All Other Fees

The aggregate fees billed for services other than those described above, for the years ended October 31, 2013 and October 31, 2012, were $0.

34 | Page

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

35 | Page

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASTA HOILDINGS CORP.

By:	/s/ Chunfeng Lu
Chunfeng Lu
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:   January 5, 2014

36 | Page