Form 10-Q
period 2014-01-31
BASTA HOLDINGS, CORP.
filed 2014-03-17
CIK 1562201

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2014

Commission file no.: 333-185572

BASTA HOLDINGS, CORP.

(Name of Small Business Issuer in its Charter)

Nevada	99-0367603
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

1111 Kane Concourse, Suite 518 Bay Harbor Islands, FL	33154
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (305) 867-1228

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of class)

Indicate by Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒  No

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 17, 2014 there were 3,730,000 shares of voting stock of the registrant issued and outstanding.

 BASTA HOLDINGS, CORP.
FORM 10-Q
January 31, 2014

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Balance Sheets as of January 31, 2014 (Unaudited) and October 31, 2013 (Audited)	3
	Statements of Operations for the Three Month Periods Ended January 31, 2014 and 2013 and the Period from May 11, 2011 (Inception) to January 31, 2014 (Unaudited)	4
	Statements of Changes in Stockholders' Equity (Deficit) - For the Period from May 11, 2011 (Inception) to January 31, 2014 (Unaudited)	5
	Statements of Cash Flows for the Three Month Periods Ended January 31, 2014 and 2013 and the Period from May 11, 2011 (Inception) to January 31, 2014 (Unaudited)	6
	Notes to Unaudited Financial Statements.	7-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16
Item 4.	Controls and Procedures.	16
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	16
Item 1A.	Risk Factors.	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16
Item 3.	Defaults Upon Senior Securities.	16
Item 4.	Mine Safety Disclosures.	17
Item 5.	Other Information.	17
Item 6.	Exhibits.	17

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K as filed with the Securities and Exchange Commission on January 7, 2014, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.
BASTA HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	January 31,	October 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$18,000	$3,889
Prepaid expenses	1,539	3,540

Total Current Assets	19,539	7,429

Total Assets	$19,539	$7,429

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

Current Liabilities:
Loan payable - related party	$—	$14,383
Accounts payable	5,684	—
Deferred revenue - related party	13,000	—

Total Current Liabilities	18,684	14,383

Total Liabilities	18,684	14,383

Stockholders’ Equity (Deficit):
Common stock $0.001 par value; 75,000,000 shares authorized; 3,730,000 and 3,730,000 shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively	3,730	3,730
Additional paid-in capital	34,914	21,170
Deficit accumulated during development stage	(37,789)	(31,854)

Total Stockholders’ Equity (Deficit)	855	(6,954)

Total Liabilities and Stockholders’ Equity (Deficit)	$19,539	$7,429

See accompanying notes to the unaudited financial statements.

BASTA HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended January 31,		For the Period from May 11, 2011 (Inception) to January 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES - related party	$5,000	$—	$5,000

OPERATING EXPENSES:
General and administrative	10,935	6,765	42,789

Total Operating Expenses	10,935	6,765	42,789

LOSS FROM OPERATIONS	(5,935)	(6,765)	(37,789)

NET LOSS	$(5,935)	$(6,765)	$(37,789)

Net Loss per common share - Basic and Diluted	$0.00 *	$0.00 *

Weighted Average Shares Outstanding:- Basic and Diluted	3,730,000	3,000,000

* denotes a loss of less than $(0.01) per share.

See accompanying notes to the unaudited financial statements.

BASTA HOLDINGS. CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(A DEVELOPMENT STAGE COMPANY)
For the Period from May 11, 2011 (Inception) to January 31, 2014

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-in	Development During	Stockholders’
	Shares	Amount	Capital	Stage	(Deficit) Equity

Balance, May 11, 2011 (Inception)	—	$—	$—	$—	$—

Net loss for period	—	—	—	(179)	(179)

Balance, October 31, 2011 (Audited)	—	—	—	(179)	(179)

Common stock issued for cash at $0.001 per share	3,000,000	3,000	—	—	3,000

Net loss for the year	—	—	—	(104)	(104)

Balance, October 31, 2012 (Audited)	3,000,000	3,000	—	(283)	2,717

Common stock issued for cash at $0.03 per share	730,000	730	21,170	—	21,900

Net loss for the year	—	—	—	(31,571)	(31,571)

Balance, October 31, 2013 (Audited)	3,730,000	3,730	21,170	(31,854)	(6,954)

Forgiveness of related party loan	—	—	13,744	—	13,744

Net loss for the period	—	—	—	(5,935)	(5,935)

Balance, January 31, 2014 (Unaudited)	3,730,000	$3,730	$34,914	$(37,789)	$855

See accompanying notes to the unaudited consolidated financial statements.

BASTA HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Three Months Ended January 31,	For the Three Months Ended January 31,	For the Period from May 11, 2011 (Inception) to January 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,935)	$(6,765)	$(37,789)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Prepaid expenses	2,001	—	(1,539)
Accounts payable	5,684	—	5,684
Deferred revenue - related party	13,000	—	13,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	14,750	(6,765)	(20,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	—	24,900
Payment of related party loan	(639)	—	(639)
Proceeds from related party loans	—	4,000	14,383
			.
NET CASH PROVIDED BY FINANCING ACTIVITIES	(639)	4,000	38,644

Net Increase (Decrease) in Cash	14,111	(2,765)	18,000

Cash, Beginning of Period	3,889	3,100	—

Cash, End of Period	$18,000	$335	$18,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of loan payable - related party to paid-in capital on forgiveness of loan	$13,744	$—	$13,744

See accompanying notes to the unaudited financial statements.

BASTA HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2014 AND 2013 AND FOR THE PERIOD FROM INCEPTION (MAY 11, 2011) TO JANUARY 31, 2014

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Basta Holdings, Corp. (the “Company”) was incorporated under the laws of the State of Nevada on May 11, 2011 (“Inception”) and intended to commence operations in the distribution of copper pipes and fittings for sanitary engineering. In January 2014, the Company’s majority shareholder sold 100% of her ownership representing 80.42% of the Company’s outstanding common shares to a third party in a private transaction. Coincidental with this change of ownership, the Company abandoned its previous business plan to distribute copper pipes and fittings for sanitary engineering and adopted a new business plan to provide management services to WAB International, Inc. (“WAB”) and to provide promotion and marketing of services to Monarch Air Group, LLC. (“Monarch”) pursuant to two agreements outlined as follows:

Agreement with WAB

On January 31, 2014, and effective January 31, 2014, the Company entered into an Exclusive Agreement for Management related to two of WAB’s aviation services contracts. As consideration for this agreement, the Company originally agreed to amend its articles of incorporation to authorize the issuance of a number of Series A Preferred Shares to be determined at a later date and each such share was to entitle the holder to a certain number of votes. As the terms of this proposed agreement had not been finalized at January 31, 2014, the proposed issuance of the undetermined number of Series A Preferred Shares was not recorded in the Company’s financial statements at January 31, 2014. On March 12, 2014, prior to the amendment of the Company’s articles of incorporation and prior to the determination of the number of Series A preferred shares to be issued or the issuance of any such shares, the Company amended the agreement while maintaining the same effective date. The amended agreement calls for the Company to provide management services which includes vendor and financial management under two of WAB’s contracts.  The amendment provides that the Company will be paid ten percent (10%) of the gross revenues from the two contracts and eliminated the Company’s obligation to issue to any Series A Preferred Shares to WAB.

WAB International provides airlift support, dedicated helicopters and rotary and fixed wing aircraft to international clientele. WAB services include cargo and passenger transportation, logging, mining support, offshore drilling support, relief efforts, firefighting and search-and-rescue.

Agreement with Monarch

Effective January 31, 2014, the Company entered into an Exclusive Agreement for the Promotion and Marketing of Services of Monarch Air Group, LLC. (“Monarch”). Upon execution of this agreement, the Company received a one-time fee of $5,000 which has been reflected in revenues for the three months ended January 31, 2014, and Monarch agreed to pay us 10% of gross sales generated from our services.

As of January 31, 2014, the Company received an advance payment of $13,000 related to such contract which has been reflected as deferred revenue – related party on the accompanying balance sheet.

Monarch is a Florida limited liability company which is in the business of providing aircraft, crew maintenance and insurance leases for rotary and fixed wing aircraft as well as chartering on-demand private, corporate and luxury flights.

Jacob Gitman, one of the Company’s directors and its chief executive officer, is also an owner and officer and director of WAB and Monarch.

As at the date of this of this report, the Company had not commenced any management, promotional or marketing activities under these agreements, is unable to estimate the revenue that may arise from these agreements, or determine the exact nature, extent or cost of the services required to be provided under the agreements. However, management is in the process of developing plans and anticipates launching said services before the end of the quarter ending April 30, 2014.

The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since May 11, 2011 (Inception) through January 31, 2014, the Company has generated revenues of $5,000 and has accumulated losses of $37,789.

BASTA HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2014 AND 2013 AND FOR THE PERIOD FROM INCEPTION (MAY 11, 2011) TO JANUARY 31, 2014

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  As reflected in the accompanying unaudited financial statements, the Company had a net loss and net cash used in operations of $37,789 and $20,644, respectively, for the period from May 11, 2011, (Inception) to January 31, 2014 and has working capital, stockholders’ equity, and a deficit accumulated during development stage of $855, $855 and $37,789, respectively, at January 31, 2014 and is in the development stage with minimal revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate higher revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company plans on raising capital though the sale of equity or debt instruments to commence operations. There can be no guarantee that it will be successful in raising the funding necessary to meet its liabilities as they fall due.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s filing of Form 10-K as filed with the Securities and Exchange Commission.  The accompanying unaudited financial statements for Basta Holdings, Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

As a result of the Company’s focus on developing its operating business and because the Company has recognized only nominal revenues, the Company is considered a development stage company as defined in ASC 915 “Development Stage Entities”.  Activities during the development stage include implementation of the Company’s business plan, reorganization activities and fund raising. The Company plans on raising capital to implement its business plan and to begin operations.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

*	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

*
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

BASTA HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2014 AND 2013 AND FOR THE PERIOD FROM INCEPTION (MAY 11, 2011) TO JANUARY 31, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

*
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, prepaid expenses, loan payable – related party and accounts payable approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of January 31, 2014 and October 31, 2013.

ASC 825-10 “Financial Instruments,” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended January 31, 2014 and 2013.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. For the three months ended January 31, 2014 and for the period from Inception (May 11, 2011) to January 31, 2014, the Company generated revenues of $5,000.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying unaudited consolidated statements of income. The Company did not incur advertising expenses during the three months ended January 31, 2014 and 2013.

Income taxes

The Company is governed by the income tax laws of the United States of America. The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

BASTA HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2014 AND 2013 AND FOR THE PERIOD FROM INCEPTION (MAY 11, 2011) TO JANUARY 31, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of January 31, 2014 and October 31, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Net loss per share of common stock

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. During the three month periods ended January 31, 2014 and 2013, no potentially dilutive debt or equity securities were issued or outstanding.

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities including such person’s immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

BASTA HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2014 AND 2013 AND FOR THE PERIOD FROM INCEPTION (MAY 11, 2011) TO JANUARY 31, 2014

NOTE 4 - RELATED PARTY TRANSACTIONS

Material agreements

In January 31, 2014, the Company entered into the following two agreements:

Agreement with WAB

On January 31, 2014, and effective January 31, 2014, the Company entered into an Exclusive Agreement for Management related to two of WAB’s aviation services contracts. As consideration for this agreement, the Company originally agreed to amend its articles of incorporation to authorize the issuance of a number of Series A Preferred Shares to be determined at a later date and each such share was to entitle the holder to a certain number of votes. As the terms of this proposed agreement had not been finalized at January 31, 2014, the proposed issuance of the undetermined number of Series A Preferred Shares was not recorded in the Company’s financial statements at January 31, 2014. On March 12, 2014, prior to the amendment of the Company’s articles of incorporation and prior to the determination of the number of Series A preferred shares to be issued or the issuance of any such shares, the Company amended the agreement while maintaining the same effective date. The amended agreement calls for the Company to provide management services which includes vendor and financial management under two of WAB’s contracts.  The amendment provides that the Company will be paid ten percent (10%) of the gross revenues from the two contracts and eliminated the Company’s obligation to issue to any Series A Preferred Shares to WAB.

WAB International provides airlift support, dedicated helicopters and rotary and fixed wing aircraft to international clientele. WAB services include cargo and passenger transportation, logging, mining support, offshore drilling support, relief efforts, firefighting and search-and-rescue.

Agreement with Monarch

Effective January 31, 2014, the Company entered into an Exclusive Agreement for the Promotion and Marketing of Services of Monarch Air Group, LLC. (“Monarch”). Upon execution of this agreement, the Company received a one-time fee of $5,000 which has been reflected in revenues for the three months ended January 31, 2014, and Monarch agreed to pay us 10% of gross sales generated from our services.

As of January 31, 2014, the Company received an advance payment of $13,000 related to such contract which has been reflected as deferred revenue – related party on the accompanying balance sheet.

Monarch is a Florida limited liability company which is in the business of providing aircraft, crew maintenance and insurance leases for rotary and fixed wing aircraft as well as chartering on-demand private, corporate and luxury flights.

Jacob Gitman, one of the Company’s directors and its chief executive officer, is also an owner and officer and director of WAB and Monarch.

As at the date of this of this report, the Company had not commenced any management, promotional or marketing activities under these agreements, is unable to estimate the revenue that may arise from these agreements, or determine the exact nature, extent or cost of the services required to be provided under the agreements. However, management is in the process of developing plans and anticipates launching said services before the end of the quarter ending April 30, 2014.

Loan payable - related party

Since Inception (May 11, 2012) through January 31, 2014, the Company’s former controlling shareholder had loaned the Company $14,383 to pay for incorporation costs and operating expenses.  As of October 31, 2013, the total loan amount was $14,383. The loan was non-interest bearing, due upon demand and unsecured. In January 2014, the Company repaid $639 of such loans. Additionally, in January 2014, the former controlling shareholder sold 100% of her interest in the Company to a third party and forgave all payments due to her. Accordingly, the Company reclassified all amounts to due to the former controlling shareholder of $13,744 to additional paid-in capital as a contributed capital.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock sold for cash

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

On May 21, 2012, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000. In April 2013, the Company issued 730,000 shares of its common stock at $0.03 per share for total proceeds of $21,170.

As at January 31, 2013 the Company had 3,730,000 shares of common stock issued and outstanding.

BASTA HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED JANUARY 31, 2014 AND 2013 AND FOR THE PERIOD FROM INCEPTION (MAY 11, 2011) TO JANUARY 31, 2014

NOTE 6 - CONCENTRATIONS

Reliance on contractual agreements

The Company’s business is dependent on agreements with companies related to the Company’s officer/director (see Note 4).

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2014 to the date these financial statements were issued on March 17, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

DESCRIPTION OF BUSINESS

Basta Holdings, Corp. (the “Company”) was incorporated under the laws of the State of Nevada on May 11, 2011 (“Inception”) and intended to commence operations in the distribution of copper pipes and fittings for sanitary engineering. In January 2014, the Company’s majority shareholder sold 100% of her ownership representing 80.42% of the Company’s outstanding common shares to a third party in a private transaction. Coincidental with this change of ownership, the Company abandoned its previous business plan and to distribute copper pipes and fittings for sanitary engineering and adopted a new business plan to provide management services to WAB International, Inc. (“WAB”) and to provide promotion and marketing of services to Monarch Air Group, LLC. (“Monarch”) pursuant to two agreements outlined as follows:

Agreement with WAB

On January 31, 2014, and effective January 31, 2014, the Company entered into an Exclusive Agreement for Management related to two of WAB’s aviation services contracts. As consideration for this agreement, the Company originally agreed to amend its articles of incorporation to authorize the issuance of a number of Series A Preferred Shares to be determined at a later date and each such share was to entitle the holder to a certain number of votes. As the terms of this proposed agreement had not been finalized at January 31, 2014, the proposed issuance of the undetermined number of Series A Preferred Shares was not recorded in the Company’s financial statements at January 31, 2014. On March 12, 2014, prior to the amendment of the Company’s articles of incorporation and prior to the determination of the number of Series A preferred shares to be issued or the issuance of any such shares, the Company amended the agreement while maintaining the same effective date. The amended agreement calls for the Company to provide management services which includes vendor and financial management under two of WAB’s contracts.  The amendment provides that the Company will be paid ten percent (10%) of the gross revenues from the two contracts and eliminated the Company’s obligation to issue to any Series A Preferred Shares to WAB.

WAB International provides airlift support, dedicated helicopters and rotary and fixed wing aircraft to international clientele. WAB services include cargo and passenger transportation, logging, mining support, offshore drilling support, relief efforts, firefighting and search-and-rescue.

Agreement with Monarch

Effective January 31, 2014, the Company entered into an Exclusive Agreement for the Promotion and Marketing of Services of Monarch Air Group, LLC. (“Monarch”).   Upon execution of this agreement, the Company received a one-time fee of $5,000 which has been reflected in revenues for the three months ended January 31, 2014, and Monarch agreed to pay us 10% of gross sales generated from our services.

As of January 31, 2014, the Company received an advance payment of $13,000 related to such contract which has been reflected as deferred revenue – related party on the accompanying balance sheet.

Monarch is a Florida limited liability company which is in the business of providing aircraft, crew maintenance and insurance leases for rotary and fixed wing aircraft as well as chartering on-demand private, corporate and luxury flights.

Jacob Gitman, one of the Company’s directors and its chief executive officer, is also an owner and officer and director of WAB and Monarch.

As at the date of this of this report, the Company had not commenced any management, promotional or marketing activities under these agreements, is unable to estimate the revenue that  may arise from these agreements, or determine the exact nature, extent or cost of the services required to be provided under the agreements. However, management is in the process of developing plans and anticipates launching said services before the end of the quarter ending April 30, 2014.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 3 to our financial statements for the three months ended January 31, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the accounting for and recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Comparison of Operating Results for the Three Months Ended January 31, 2013 to the Three Months Ended January 31, 2014

Revenues

For the three months ended January 31, 2014 we had revenues of $5,000 and we had no revenues for the three months ended January 31, 2013.   However, as a result of the contracts which entered into during the quarter ended January 31, 2014, we anticipate having revenues during the quarter ended April 30, 2014 and beyond.

Operating Expenses

For the three months ended January 31, 2014, we incurred general and administrative expenses and professional fees of $10,935 as compared to $6,765 incurred for the three months ended January 31, 2013, an increase of $4,170 or 61.6%. General and administrative primarily related to corporate overhead, and professional fees such as legal and accounting, Edgar filing fees, and transfer agent fees. The increase in the general and administrative expenses incurred in the two periods reflects our increased activity in implementing our business plan between the two periods and we expect general and administrative fees to increase as our business grows.

Net Loss

As a result of the factors described above, our net loss for the three months ended January 31, 2014 and 2013 was $5,935 and $6,765, respectively, or a net loss per common share of $0.00 and $0.00 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. To date, we have funded our operations through the sale of our common stock and from loans from our former controlling shareholder. Our primary use of cash has been for professional fees. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An substantial increase in working capital requirements to finance our business plan,
•	Addition of administrative and professional personnel as the business grows, and
•	The cost of being a public company.

Assets and Liabilities

At January 31, 2014, we had total and current assets of $19,539, the majority of which was composed of cash in the amount of $18,000 as compared to total and current assets of $7,429 at October 31, 2013.  As of January 31, 2014, we had total and current liabilities of $18,684 as compared to $14,383 at October 31, 2013.

At January 31, 2014, we had a cash balance of $18,000 and for the three months ended January 31, 2014, we generated $14,750 in cash from operations. Since Inception (May 11, 2011) we have funded our operations primarily from the following sources:

(1)
Through January 31, 2014, our former controlling shareholder advanced the Company $14,383 for working capital purposes. The advances were non-interest bearing, were unsecured and were payable on demand. In January 2014, we repaid $639 and the remaining loan was forgiven and reclassified to additional paid-in capital as contributed capital.

(2)	Since May 11, 2011, we received proceeds of $24,900 from the sale out of our common stock.
(3)	On January 31, 2014, in connection with related party agreements to provide management and marketing services, we received $5,000 as a one-time fee and $13,000 as a deposit for services to be rendered during the quarter ended April 30, 2014.

We currently have no material commitments for capital expenditures, however, in order to commence operations, we must raise funds through equity or debt financing.  We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital and funds received from our former controlling shareholder and from the sale of common stock, we presently have no other alternative source of working capital. We expect to generate funds for management and marketing services rendered in connection with the agreements we entered into with WAB and Monarch, companies related to out director, Jacob Gitman. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations and we will need to raise significant additional capital. We do not anticipate we will be profitable in the remaining of fiscal 2014.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to further curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern in their audit opinion for the year ended October 31, 2013.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Operating activities

For the three months ended January 31, 2014 and 2013, net cash flows provided by (used in) operating activities amounted to $14,750 and $(6,765), respectively. We expect cash used in operations to increase in future periods as we implement our business plan. Net cash flow provided by operating activities for the three months ended January 31, 2014 primarily reflected a net loss of $5,935 and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of $2,001, an increase in accounts payable of $5,684, and an increase in deferred revenue – related party of $13,000. Net cash flow used in operating activities for the three months ended January 31, 2013 related to our net loss of $6,765.

Financing activities

For the three months ended January 31, 2014 and 2013, net cash flows (used in) provided by financing activities was $(639) and $4,000, respectively. During the three months ended January 31, 2013, we repaid loans from our former controlling shareholder of $639. During the three months ended January 31, 2013, we received proceeds from loans our former controlling shareholder of $4,000.

Contractual Obligations

Currently, we have no fixed contractual obligations and commitments that include future estimated payments.

Off-Balance Sheet Arrangements

As of the date of this  report,  we did not have  any  off-balance  sheet arrangements  that have, or is  reasonably  likely  to have, a current or future effect on our financial condition,  changes in financial condition,  revenues or expenses,  results of operations,  liquidity,  capital  expenditures  or capital resources that are material to investors.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 4.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II-OTHER INFORMATION

ITEM I.	Legal Proceedings

The  Company  knows  of no legal  proceedings  to which it is a party or to which any of its  property  is the  subject  which are  pending,  threatened  or contemplated or any unsatisfied judgments against the Company.

ITEM 1A.	Risk Factors.

Not required for smaller reporting companies.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults In Senior Securities

None

ITEM 4.	Mine Safety Disclosure

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a)  The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1**	Section 1350 certification of Chief Executive Officer and Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH †	XBRL Taxonomy Schema
101.CAL †	XBRL Taxonomy Calculation Linkbase
101.DEF †	XBRL Taxonomy Definition Linkbase
101.LAB †	XBRL Taxonomy Label Linkbase
101.PRE †	XBRL Taxonomy Presentation Linkbase

* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are furnished and not filed.
† Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASTA HOLDINGS, CORP.

Date: March 17, 2014	By:	/s/ Jacob Gitman
Jacob Gitman, Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2014	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer and Principal Accounting Officer