Form 10-Q
period 2014-04-30
BASTA HOLDINGS, CORP.
filed 2014-06-18
CIK 1562201

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2014

Commission file no.: 333-185572

BASTA HOLDINGS, CORP.
(Name of Small Business Issuer in its Charter)

Nevada	99-0367603
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

1111 Kane Concourse, Suite 518 Bay Harbor Islands, FL	33154
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 800-895-3376

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of class)

Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

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

As of June 18, 2014 there were 3,730,000 shares of voting stock of the registrant issued and outstanding.

 BASTA HOLDINGS, CORP.
FORM 10-Q
April 30, 2014

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASTA HOLDINGS, CORP.
CONDENSED BALANCE SHEETS

	April 30,	October 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$53,689	$3,889
Prepaid expenses	—	3,540

Total Current Assets	53,689	7,429

Property and Equipment, net	4,385	—

Total Assets	$58,074	$7,429

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Loan payable - related party	$—	$14,383
Accounts payable	1,901	—
Accrues expenses	40,232	—
Advances payable	153,579	—
Deferred revenue	13,000	—

Total Current Liabilities	208,712	14,383

Total Liabilities	208,712	14,383

Commitments

Stockholders’ Deficit:
Series A Preferred Stock $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	—	—
Series B Convertible Preferred Stock $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	—	—
Common stock $0.001 par value; 250,000,000 shares authorized; 3,730,000 and 3,730,000 shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	3,730	3,730
Additional paid-in capital	34,914	21,170
Accumulated deficit	(189,282)	(31,854)

Total Stockholders’ Deficit	(150,638)	(6,954)

Total Liabilities and Stockholders’ Deficit	$58,074	$7,429

See accompanying notes to the unaudited condensed financial statements.

BASTA HOLDINGS, CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$—	$—	$5,000	$—

OPERATING EXPENSES:
General and administrative	151,493	1,960	162,428	8,725

Total Operating Expenses	151,493	1,960	162,428	8,725

LOSS FROM OPERATIONS	(151,493)	(1,960)	(157,428)	(8,725)

NET LOSS	$(151,493)	$(1,960)	$(157,428)	$(8,725)

Net Loss per common share - Basic and Diluted	$(0.04)	$0.00 *	$(0.04)	$0.00 *

Weighted Average Shares Outstanding:- Basic and Diluted	3,730,000	3,645,899	3,730,000	3,317,597

* denotes a loss of less than $(0.01) per share.

See accompanying notes to the unaudited condensed financial statements.

BASTA HOLDINGS. CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from May 11, 2011 (Inception) to April 30, 2014

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-in	During Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, May 11, 2011 (Inception)	—	$—	$—	$—	$—

Net loss for period	—	—	—	(179)	(179)

Balance, October 31, 2011 (Audited)	—	—	—	(179)	(179)

Common stock issued for cash at $0.001 per share	3,000,000	3,000	—	—	3,000

Net loss for the year	—	—	—	(104)	(104)

Balance, October 31, 2012 (Audited)	3,000,000	3,000	—	(283)	2,717

Common stock issued for cash at $0.03 per share	730,000	730	21,170	—	21,900

Net loss for the year	—	—	—	(31,571)	(31,571)

Balance, October 31, 2013 (Audited)	3,730,000	3,730	21,170	(31,854)	(6,954)

Forgiveness of former related party loan	—	—	13,744	—	13,744

Net loss for the period	—	—	—	(157,428)	(157,428)

Balance, January 31, 2014 (Unaudited)	3,730,000	$3,730	$34,914	$(189,282)	$(150,638)

See accompanying notes to the unaudited consolidated financial statements.

BASTA HOLDINGS, CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended April 30,	For the Six Months Ended April 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157,428)	$(8,725)
Adjustments to reconcile net loss to net cash provIded by (used in) operating activities:
Depreciation expense	88	—
Changes in operating assets and liabilities:
Prepaid expenses	3,540	(7,540)
Accounts payable	1,901	—
Accrued expenses or other payables	40,232	—
Deferred revenue	13,000	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(98,667)	(16,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,473)	—

NET CASH USED IN INVESTING ACTIVITIES	(4,473)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	21,900
Net proceeds received from working capital advances	153,579	—
Payment of related party loan	(639)	—
Proceeds from related party loans	—	5,400

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	152,940	27,300

Net Increase in Cash	49,800	11,035

Cash, Beginning of Period	3,889	3,100

Cash, End of Period	$53,689	$14,135

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of loan payable - related party to paid-in capital on forgiveness of loan	$13,744	$—

See accompanying notes to the unaudited condensed financial statements.

BASTA HOLDINGS, CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
April 30, 2014

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Basta Holdings, Corp. (the “Company”) was incorporated under the laws of the State of Nevada on May 11, 2011 and intended to commence operations in the distribution of copper pipes and fittings for sanitary engineering. In January 2014, the Company’s majority shareholder sold 100% of her ownership representing 80.42% of the Company’s outstanding common shares to a third party in a private transaction. Coincidental with this change of ownership, the Company discontinued its previous business plan to distribute copper pipes and fittings for sanitary engineering and adopted a new business plan to provide aviation services to third parties. It is anticipated that these planned services shall include the provision of aviation support services to Aircraft Charter Solutions, Inc. (“ACS”), a company which provides aviation support services to AECOM Technology Corporation, a subcontractor for Dyncorp International Inc., which is a contractor for the U.S. government under the U.S. Army’s Logistics Civil Augmentation Program (“LOGCAP”) in Afghanistan. The Company shall be a subcontractor for ACS, providing ACMI (aircraft, crew, maintenance, insurance) as well as war risk insurance, operational management and dispatch coordination for flights, U.S. government regulation and compliance with government mandated MOD 11 level medical examinations, visas and communication support, and other management and logistic support. The Company’s flight operations will include services such as the delivery of food, water, fuel, spare parts, personnel and other items to locations throughout Afghanistan. Additionally, the Company intends to provide similar services to IAL International Aviation Logistics Limited (“IAL”) for services rendered in Libya. As of April 30, 2014, the Company has not commenced these services and is currently negotiating these arrangements with ACS and IAL

The Company shall also provide management services to WAB International, Inc. (“WAB”), and promotion and marketing of services to Monarch Air Group, LLC. (“Monarch”) pursuant to two agreements outlined as follows:

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

WAB provides airlift support, dedicated helicopters and rotary and fixed wing aircraft to international clientele. WAB services include cargo and passenger transportation, logging, mining support, offshore drilling support, relief efforts, firefighting and search-and-rescue.

As of April 30, 2014, the Company had not commenced any activities pursuant to Exclusive Agreement for Management. Management is in the process of developing plans and anticipates launching said services before the end of the quarter ending July 31, 2014.

Agreement with Monarch

Effective January 31, 2014, the Company entered into an Exclusive Agreement for the Promotion and Marketing of Services of Monarch Air Group, LLC. (“Monarch”). Upon execution of this agreement, the Company received a one-time fee of $5,000 which has been reflected in revenues for the three months ended January 31, 2014, and Monarch agreed to pay us 10% of gross sales generated from our services. As of April 30, 2014, the Company received an advance payment of $13,000 related to such contract which has been reflected as deferred revenue on the accompanying balance sheet.

Monarch is a Florida limited liability company which is in the business of providing aircraft, crew maintenance and insurance leases for rotary and fixed wing aircraft as well as chartering on-demand private, corporate and luxury flights.

As of April 30, 2014, the Company had not commenced any activities pursuant to the Exclusive Agreement for the Promotion and Marketing of Services. Management is in the process of developing plans and anticipates launching said services before the end of the quarter ending July 31, 2014.

BASTA HOLDINGS, CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
April 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Development stage company

The Company has previously been considered in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company were that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our Inception (May 11, 2011) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

The carrying amounts reported in the balance sheets for cash, prepaid expenses, loan payable – related party, accounts payable, accrued expenses, advances payable and deferred revenue approximate their fair market value based on the short-term maturity of these financial instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of April 30, 2014 and October 31, 2013.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

BASTA HOLDINGS, CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
April 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three and six months ended April 30, 2014 and 2013.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, products are fully delivered or services have been provided, the purchase price is fixed or determinable and collection is reasonably assured. Revenue from helicopter services on an “ad hoc” basis, which usually entails a short contract notice period and duration, is recognized as the related services are performed and is based on a monthly fixed fee plus additional fees for each hour flown.

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

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2014 and October 31, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

BASTA HOLDINGS, CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
April 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying unaudited consolidated statements of income. The Company did not incur advertising expenses during the three and six months ended April 30, 2014 and 2013.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company issued no stock based compensation during the three and six months ended April 30, 2014 or 2013.

Net loss per share of common stock

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. During the three and six month periods ended April 30, 2014 and 2013, no potentially dilutive debt or equity securities were issued or outstanding.

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

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed above.

NOTE 3 - RELATED PARTY TRANSACTIONS

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

BASTA HOLDINGS, CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
April 30, 2014

NOTE 4 – ADVANCES PAYABLE

During April 2014, the Company received advances from WAB for working capital purposes. The advances bear no interest, are payable on demand and are unsecured. At April 30, 2014, the Company owes WAB $153,579

NOTE 5 – STOCKHOLDERS’ DEFICIT

On April 10, 2014, the Company amended its articles of incorporation to increase the number of authorized common shares with a par value of $0.001 per share from 75,000,000 common shares to 250,000,000 common shares. Additional, the Company changed its capitalization to include 5,000,000 shares of Series A Preferred Stock, $0.001 par value, and 5,000,000 shares of Series B Preferred Stock, $0.001 par value which are issuable at the discretion of the board of directors.

Series A Preferred Stock

Dividends shall be paid on the Series A Preferred shares at the discretion of the Board of Directors. Each share of Series A Preferred Stock shall be entitled to ten (10) votes on all shareholder matters.

Series B Convertible Preferred Stock

Dividends shall be paid on the Series B convertible preferred stock (“Series B Preferred Stock”) at the discretion of the Board of Directors. Upon the request of the holder, each share of Series B Preferred Stock shall be convertible into two (2) shares of Common Stock. Shares of Series B Preferred Stock shall not be entitled to vote on any shareholder matter and shall have no voting rights whatsoever.

As at April 30, 2014, the Company had 3,730,000 shares of common stock issued and outstanding and no Series A or Series B preferred stock issued or outstanding.

NOTE 6 – COMMITMENTS

Material agreements

On January 31, 2014, the Company entered into the following two agreements:

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

WAB provides airlift support, dedicated helicopters and rotary and fixed wing aircraft to international clientele. WAB services include cargo and passenger transportation, logging, mining support, offshore drilling support, relief efforts, firefighting and search-and-rescue.

As of April 30, 2014, the Company had not commenced any activities pursuant to Exclusive Agreement for Management. Management is in the process of developing plans and anticipates launching said services before the end of the quarter ending July 31, 2014.

BASTA HOLDINGS, CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
April 30, 2014

NOTE 6 – COMMITMENTS (continued)

Agreement with Monarch

Effective January 31, 2014, the Company entered into an Exclusive Agreement for the Promotion and Marketing of Services of Monarch Air Group, LLC. (“Monarch”). Upon execution of this agreement, the Company received a one-time fee of $5,000 which has been reflected in revenues for the three months ended January 31, 2014, and Monarch agreed to pay us 10% of gross sales generated from our services. As of April 30, 2014 and January 31, 2014, the Company received an advance payment of $13,000 related to such contract which has been reflected as deferred revenue on the accompanying balance sheets.

Monarch is a Florida limited liability company which is in the business of providing aircraft, crew maintenance and insurance leases for rotary and fixed wing aircraft as well as chartering on-demand private, corporate and luxury flights.

As of April 30, 2014, the Company had not commenced any activities pursuant to the Exclusive Agreement for the Promotion and Marketing of Services. Management is in the process of developing plans and anticipates launching said services before the end of the quarter ending July 31, 2014.

Operating lease

On April 20, 2014 and beginning on May 5, 2014, the Company entered into a two year Aircraft Dry Operating Lease Agreement (the Aircraft Dry Lease”) with an individual in connection with the lease of an aircraft. The Aircraft Dry Lease expires on May 6, 2016, can be renewed by agreement in writing by all parties, and can be cancelled at any time with at least 60 day notice to the other without cause. Payment due pursuant to Aircraft Dry Lease are $10,000 per month plus $700 per flight hours flown in the previous month.

On May 30, 2014 we entered into an Aircraft Management Agreement with Monarch. Pursuant to that Agreement, Monarch agreed to use, maintain and operate a Beachcraft 400 which the Company leases. Monarch agreed to maintain the aircraft and manage it at the Company’s expense and cost and the Company agreed to pay Monarch 10% of all funds received for Charters in any given month. Additionally, pilot salaries and benefits and other expenses, as defined, will be paid by the Company.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to April 30, 2014 to the date these financial statements were issued on June 18, 2014, and has the following material subsequent events are discussed below:

Private placement

In May 2014, pursuant to a private placement memorandum whereby the Company intends to raise $5,000,000 from the sale of up to 5,000,000 shares of Series B Preferred Stock (the “Offering”), the Company sold to two investors (the “Investors”), an aggregate of 1.5 investment units (each a “Unit” and collectively, the “Units”) at a price of $25,000 per unit (the “Unit Price”), for aggregate offering proceeds of $37,500 (the “Offering Proceeds”). Each Unit consists of (i) 25,000 share of the Series B Preferred Stock of the Company, par value $0.001 per share, convertible into 50,000 shares (the “Conversion Shares”) of the Company’s common stock, and (ii) one (1) Warrant to purchase 25,000 share of the Company’s common stock at a purchase price of $1.00 per share.

As a result of the Offering, in May 2014, the Company issued an aggregate of 37,500 shares of Series B Preferred Stock and 1.5 Warrants to purchase an aggregate of 37,500 shares of its common stock at $1.00 per share. .

BASTA HOLDINGS, CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
April 30, 2014

NOTE 7 – SUBSEQUENT EVENTS (continued)

Pursuant to the Offering, the Investors were granted the following rights:

●
Each holder of Series B Preferred Shares will have the right, at the option of the holder in 12 months from the date of the closing of the Offering and upon receipt by the Company of a duly authorized Notice of Conversion from the respective Shareholder, without the payment of additional consideration, to convert Series B Preferred Shares into two shares of common stock. The right (but not the obligation) to convert such preferred stock into common stock (in whole or in part) will commence in 12 months from the date of the closing of this Offering and expire in 18 months from the date of the closing of this Offering, upon which date the Company will have the right to redeem all or part of the Series B Preferred Stock at face value paid under the terms of this Offering or convert them into common stock. All Series B Preferred Shares will be automatically converted into common stock at the date of the 18 month anniversary of the closing date.

●
The Shareholders acquiring the preferred stock upon conversion of such Series B Preferred Stock into common stock of the Company as well as upon exercising the Warrants offered hereby will have the customary piggy-back registration rights in case the Company undertakes a registration of any common stock with the SEC after the date of this Offering, however the Company is not obligated hereby to file any registration statements specifically to register the shares of its common stock of this offering.

●	Series B Preferred Stock and the underlying warrants have no voting rights.
●
Series B Preferred Stock shall have a fixed dividend rate of 6.75% per annum. The terms of payment of the fixed rate dividend will be subject to the discretion of the Board of Directors of the Company, with such payments anticipated to be made quarterly, but such dividend payments cannot extend beyond the Conversion date in case of Conversion as set forth herein or beyond 18 months upon the date of the Closing of this Offering whichever comes first. If upon quarterly review of the financial performance of the Company the Board of Directors comes to the conclusion that immediate payment of the fixed rate dividend may adversely affect the financial performance of the Company, the Board of Directors may defer payment of the dividend to the next quarter with no additional accrued or compounded interest, or deliver the dividend in the form of common stock of the Company calculated at the VWAP on the day immediately preceding the day of the dividend payment as set by the Board of Directors of the Company.

On May 30, 2014 we entered into an Aircraft Management Agreement with Monarch. Pursuant to that Agreement, Monarch agreed to use, maintain and operate a Beachcraft 400 which the Company leases. Monarch agreed to maintain the aircraft and manage it at the Company’s expense and cost and the Company agreed to pay Monarch 10% of all funds received for Charters in any given month. Additionally, pilot salaries and benefits and other expenses, as defined, will be paid by the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

DESCRIPTION OF BUSINESS

We plan to provide aviation services to third parties. It is anticipated that these planned services include the provision of aviation support services to Aircraft Charter Solutions, Inc. (“ACS”), a company which provides aviation support services to AECOM Technology Corporation, a subcontractor for Dyncorp International Inc., which is a contractor for the U.S. government under the U.S. Army’s Logistics Civil Augmentation Program (“LOGCAP”) in Afghanistan. We are a subcontractor for ACS, providing ACMI (aircraft, crew, maintenance, insurance) as well as war risk insurance, operational management and dispatch coordination for flights, U.S. government regulation and compliance with government mandated MOD 11 level medical examinations, visas and communication support, and other management and logistic support. The Company’s flight operations will include services such as the delivery of food, water, fuel, spare parts, personnel and other items to locations throughout Afghanistan. Additionally, the Company intends to provide similar services to IAL International Aviation Logistics Limited (“IAL”) for services rendered in Libya.

As of April 30, 2014, we have not commenced our aviation services to ACS and IAL and we are currently negotiating these arrangement. Additionally, we are in the process of establishing relationships with suppliers.

Additionally, we also intend to provide management services to WAB International, Inc. (“WAB”) and provide promotion and marketing of services to Monarch Air Group, LLC. (“Monarch”) pursuant to two agreements outlined as follows:

On January 31, 2014, and effective January 31, 2014, we entered into an Exclusive Agreement for Management related to two of WAB’s Aviation Services Contracts. In consideration with this agreement, we originally agreed to amend its articles of incorporation to authorize the issuance of Series A Preferred Shares and each such share was to entitle the holder to a certain number of votes. On March 12, 2014, we amended that agreement while maintaining the same effective date. The amended agreement calls for us to provide management services which includes vendor and financial management under two of WAB’s contracts. The amendment provides that we will be paid ten percent (10%) of the gross revenues from the two contracts and eliminated our obligation to issue to any Series A Preferred Shares to WAB. WAB provides airlift support, dedicated helicopters and rotary and fixed wing aircraft to international clientele. WAB services include cargo and passenger transportation, logging, mining support, offshore drilling support, relief efforts, firefighting and search-and-rescue. As of April 30, 2014, the Company had not commenced any activities pursuant to Exclusive Agreement for Management. Management is in the process of developing plans and anticipates launching said services before the end of the quarter ending July 31, 2014.

Effective January 31, 2014, we entered into an Exclusive Agreement for the Promotion and Marketing of Services of Monarch Air Group, LLC. (“Monarch”). Monarch is a Florida limited liability company which is in the business of providing aircraft, crew maintenance and insurance leases for rotary and fixed wing aircraft as well as chartering on-demand private, corporate and luxury flights. Upon execution of this agreement, the Company received a one-time fee of $5,000 which has been reflected in revenues for the six months ended April 30, 2014, and Monarch agreed to pay us 10% of gross sales generated from our services. As of April 30, 2014, we received an advance payment of $13,000 related to such contract which has been reflected as deferred revenue on the accompanying balance sheet. As of April 30, 2014, the Company had not commenced any activities pursuant to the Exclusive Agreement for the Promotion and Marketing of Services. Management is in the process of developing plans and anticipates launching said services before the end of the quarter ending July 31, 2014.

On April 20, 2014 and beginning on May 5, 2014, we entered into a two year Aircraft Dry Operating Lease Agreement (the Aircraft Dry Lease”) with an individual in connection with the lease of an aircraft. The Aircraft Dry Lease expires on May 6, 2016, can be renewed by agreement in writing by all parties, and can be cancelled at any time with at least 60 day notice to the other without cause. Payment due pursuant to Aircraft Dry Lease are $10,000 per month plus $700 per flight hours flown in the previous month.

On May 20, 2014 we entered into an agreement with Chemoil Corporation DBA Chemoil Aviation to purchase and sell Chemoil’s jet fuel. We will act as a representative of Chemoil by introducing Chemoil to prospective customers and jet fuel suppliers. We will earn a commission on all revenues generated by corresponding agreements that we broker between our customers and Chemoil. The commission rate is to be determined. In addition, we will purchase aviation fuel from Chemoil for resale to customers at fixed based operator sites and maintenance repair overhaul facilities.

Current Operating Environment and Outlook

After a decade of unprecedented defense spending to support operations in Afghanistan and throughout the Middle East, our industry is adjusting to a period of reduced funding and budget uncertainty brought about by the convergence of a variety of policy, political and fiscal realities. These factors include the ongoing draw-down of U.S. troops in Afghanistan, and governmental spending cuts. While there exists potential challenges that could adversely impact our business on a short term basis, we believe the longer term industry trends are positive and will result in continued demand in our target markets for the types of services we provide. Such trends include the realignment of the military force structure, leading to increased outsourcing of non-combat functions, including life-cycle asset management functions ranging from organizational to depot-level maintenance;

While determining the size and scope of the U.S. and international presence in Afghanistan is dependent on concluding a Bilateral Security Agreement (“BSA”), we still anticipate remaining issues will be resolved and that there will be opportunities to support the enduring U.S. and NATO presence. Support opportunities include the U.S. Department of State (“DoS”), which is expected to expand and include the U.S. embassy in Kabul and four consulates around the country. Additionally, we anticipate that there will be a continued need to advise, assist and help professionalize Afghan National Security Forces for many years, as specified in the U.S. Afghanistan Strategic Partnership Agreement.

In the Middle East, we expect instability and challenges to our customer’s regional relationships will persist. However, we believe U.S. defense ties and presence throughout the region will continue to be of vital strategic interest to the U.S. and its allies. We believe that our aviation services and support will be key enablers in this environment and we are especially well positioned to provide these services to both U.S. forces and Allied nations. Finally, the re-balance to Asia reflects the increased importance of the Asia-Pacific regions, in both security and economic terms for the U.S. As the U.S. revitalizes and reinforces its presence in this vital region, we expect to see increased demand for our services to our existing and future customer base.

A convergence of market factors have led us to recognize a significant opportunity to establish a super-competitive Independent Aviation Maintenance, Repair and Overhaul (MRO) service strategically located in the U.S. to satisfy soaring demands of the world’s commercial jet transport fleet. We are pursuing a strategy that not only recognizes the enormous opportunity that these factors are creating, but also introduces a market-changing business model to rapidly gain customers and control market share for sustainable long-term growth. Once established and operated domestically, we plan on replicating our MRO business model in the rapidly expanding aviation markets of China and the former Soviet Union.

We cannot be certain that the economic environment or other factors will not adversely impact our business, financial condition or results of operations in the future. We believe that our primary sources of liquidity of strong customer collections will enable us to continue to perform under our existing relationships and support further growth of our business. However, adverse conditions, such as a long term credit crisis or sequestration, could adversely affect our ability to obtain additional liquidity at acceptable terms or at all.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements for the three and six months ended April 30, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the accounting for and recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, products are fully delivered or services have been provided, the purchase price is fixed or determinable and collection is reasonably assured. Revenue from helicopter services on an “ad hoc” basis, which usually entails a short contract notice period and duration, is recognized as the related services are performed and is based on a monthly fixed fee plus additional fees for each hour flown

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed above.

Comparison of Operating Results for the Three and Six Months Ended April 30, 2014 to the Three and Six Months Ended April 30, 2013

Revenues

For the three and six months ended April 30, 2014, we had revenues of $0 and $5,000 as compared to no revenues for the three and six months ended April 30, 2013, respectively. We expect our revenues to increase in future quarters as we begin providing rotary and fixed wing aircraft services to our potential customers.

Operating Expenses

For the three and six months ended April 30, 2014, we incurred operating expenses of $151,493 and $162,428 as compared to $1,960 and $8,725 incurred for the three and six months ended April 30, 2013, respectively. Operating expenses comprised general and administrative expenses of salaries and related benefits and professional fees such as legal and accounting, Edgar filing fees, consulting fees, investor relations fees, and transfer agent fees. The increase in general and administrative expenses in the three and six months ended April 30, 2014 as compared to the three and six months ended April 30, 2013 was substantially due to the recruitment of approximately 10 staff to implement our new business plan.

Net Loss

As a result of the factors described above, our net loss for the three months ended April 30, 2014 and 2013 was $151,493 and $1,960, or a net loss per common share of $0.04 and $0.00 (basic and diluted), respectively, due to the factors discussed above. Our net loss for the six months ended April 30, 2014 and 2013 was $157,428 and $8,725, or a net loss per common share of $0.04 and $0.00 (basic and diluted), respectively, due to the factors discussed above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. To date, we have funded our operations through the sale of our common stock, from loans from our former controlling shareholder, and from working capital advances made by WAB of $153,579. Our primary use of cash has been for professional fees, direct costs and for salaries and related benefits. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An substantial increase in working capital requirements to finance our business plan,
●	Addition of administrative and professional personnel as the business grows, and
●	The cost of being a public company.

At April 30, 2014 we had current assets of $53,689 and total assets of $58,074, the majority of which was comprised of cash in the amount of $53,689 as compared to total and current assets of $7,429 at October 31, 2013. As of April 30, 2014, we had total and current liabilities of $208,712 as compared to $14,383 at October 31, 2013.

We currently have no material commitments for capital expenditures, however, in order to expand operations, we must raise funds through equity or debt financing. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital and funds received from operations and from the sales of our equity instruments, we presently have no other alternative source of working capital. We began to generate cash flows from operations and expect to generate funds for management and marketing services rendered in connection with the agreements we entered into with WAB, Monarch and Chemoil. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations and we will need to raise significant additional capital. We do not anticipate we will be profitable in the remaining of fiscal 2014. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to further curtail our marketing and development plans and possibly cease our operations.

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

Operating activities

For the six months ended April, 2014 and 2013, net cash flows used in operating activities amounted to $98,667 and $16,265, respectively. The increase in cash used during the six months ended April 30, 2014 as compared to the six months ended April 30, 2013 is largely due to the recruitment of approximately 10 staff to implement our new business plan and for professional fees. We expect cash used in operations to increase in future periods as we implement our business plan.

Investing Activities

For the six months ended April 30, 2014, net cash flows used in investing activities was $4,473 related to the purchase of property and equipment.

Financing activities

For the six months ended April 30, 2014 and 2013, net cash flows provided by financing activities was $152,940 and $27,300 respectively. During the six months ended April 30, 2014, we received working capital advances from WAB of $153,579 and repaid loans from our former controlling shareholder of $639. The working capital advances received from WAB are non-interest bearing and payable on demand. During the six months ended April 30, 2013, we received proceeds from loans our former controlling shareholder of $5,400 and proceeds from the sale of common stock of $21,900.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of April 30, 2014 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 Years	3-5 Years	5+ Years
Advances payable	$153,579	$153,579	$—	$—	$—
Aircraft lease obligations (*)	240,000	120,000	120,000
Total contractual obligations	$393,579	$273,579	$120,000	$—	$—

(*) On April 20, 2014 and beginning on May 5, 2014, the Company entered into a two year Aircraft Dry Operating Lease Agreement (the Aircraft Dry Lease”) with an individual in connection with the lease of an aircraft. The Aircraft Dry Lease expires on May 6, 2016, can be renewed by agreement in writing by all parties, and can be cancelled at any time with at least 60 day notice to the other without cause. Payment due pursuant to Aircraft Dry Lease are $10,000 per month plus $700 per flight hours flown in the previous month.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014.

Based on this evaluation we concluded that as of March 31, 2014 our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of significant weaknesses in our internal control over financial reporting including deficiencies in properly documenting customer and supplier relationships and revenue recognition procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our first quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No sales of unregistered equity securities were completed during the three and six months ended April 30, 2014.

In May 2014, we sold to two investors (the “Investors”), an aggregate of 1.5 investment units (each a “Unit” and collectively, the “Units”) at a price of $25,000 per unit (the “Unit Price”), for aggregate offering proceeds of $37,500 (the “Offering Proceeds”). Each Unit consisted of (i) 25,000 shares of Series B Preferred Stock of the Company, par value $0.001 per share, convertible into 50,000 shares (the “Conversion Shares”) of the Company’s common stock, and (ii) one (1) Warrant to purchase 25,000 share of the Company’s common stock at a purchase price of $1.00 per share. As a result in May 2014 we issued an aggregate of 37,500 shares of Series B Preferred Stock and 1.5 Warrants to purchase an aggregate of 37,500 shares of our common stock at $1.00 per share. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

ITEM 3.	Defaults In Senior Securities

No senior securities were issued or outstanding during the three months ended April 30, 2014 or 2013.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

In April 2014, we collected funds amounting to $942,000 from third parties customers for aviation services as discussed in Note 1 to our financial statements and elsewhere in this quarterly report on Form 10-Q. Those funds were deposited into our bank account and at the time we received those funds, we recorded revenue. Additionally, since our suppliers are foreign companies subject to multiple government regulatory and banking issues, we paid WAB $817,950 for services rendered to our customers and WAB paid our suppliers since they had established relationships with these suppliers. We are in the process of obtaining the necessary approvals to be able to pay our suppliers directly. In a press release and 8-K dated April 21, 2014, we also reported this revenue. During the preparation of quarterly report on this 10-Q for the period ended April 30, 2014, based on further analysis of generally accepted accounting principles related to revenue recognition, we determined that these deposits could not be recognized as revenue due to a lack of proper documentation of our business relationships with our customers and suppliers. Accordingly, we reflected these deposits from third party customers as working capital advances from WAB International, Inc. In the April 21, 2014 press release, we also stated that we expected to generate approximately $11.5 million in anticipated revenues. In May and June 2014, we collected funds amounting to approximately $2,400,000 from third parties customers for aviation services and we paid WAB $2,200,000 for services rendered by WAB and our suppliers. Management will have to continue and will need to escalate its work with both our customers and suppliers to transition from the accounting and business communication practices of the fragmented and mostly privately owned and foreign-operated special commercial aviation industry to the specific accounting and compliance standards of U.S. generally accepted accounting principles. Our customers are large government and military contractors with operations on several continents, complex internal structures, rigid business policies and procedures. Our suppliers are foreign “third world” companies subject to multiple accounting rules, which, for example, prohibit them from taking payments directly from customers which have not gone through the time-consuming and rigorous vetting and bureaucratic approval processes. Our services were provided in Afghanistan and Libya and we plan on providing services in countries such as Iraq and certain parts of Africa. Since our current customers and supplier relationships are oral, proper documents and records were unavailable and accordingly, we were unable to recognize the collected funds as revenue during this quarter and we elected to involve WAB, an established service provider in our industry, to substitute on the supplier procurement side, essentially passing the amounts received from the customers for the services during the quarter to WAB. Our internal accounting methods and record keeping are being reviewed by management in order to improvement and adjust our communications, billing, record-keeping and cost and revenue accounting on the customer and supplier side. Management expects to be able to correct any deficiencies in that area within the next quarter, which may allow continuous recognition of the respective revenue in the future. There is no guarantee that we will be able to do so or achieve the revenues expected.

On May 30, 2014 we entered into an Aircraft Management Agreement with Monarch Air Group. Pursuant to that Agreement, Monarch agreed to use, maintain and operate a Beachcraft 400 which Basta leases. Monarch agreed to maintain the aircraft and manage it and Basta agreed to pay Monarch 10% of all funds received for Charters in any given month. The Agreement is attached hereto as Exhibit 10.1 and the terms of the Agreement are incorporated herein by reference.

ITEM 6.	Exhibits

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description
10.1*	Aircraft Management Agreement with Monarch Air Group dated May 30, 2014
31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1**	Section 1350 certification of Chief Executive Officer and Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH †	XBRL Taxonomy Schema
101.CAL †	XBRL Taxonomy Calculation Linkbase
101.DEF †	XBRL Taxonomy Definition Linkbase
101.LAB †	XBRL Taxonomy Label Linkbase
101.PRE †	XBRL Taxonomy Presentation Linkbase

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

BASTA HOLDINGS, CORP.

Date: June 18, 2014	By:	/s/ Jacob Gitman
Jacob Gitman, Chief Executive Officer (Principal Executive Officer)

Date: June 18, 2014	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer and Principal Accounting Officer