Form 10-Q
period 2014-07-31
BASTA HOLDINGS, CORP.
filed 2014-09-22
CIK 1562201

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2014

Commission file no.: 333-185572

BASTA HOLDINGS, CORP.
(Name of Small Business Issuer in its Charter)

Nevada	99-0367603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Kane Concourse, Suite 518 Bay Harbor Islands, FL	33154
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (305) 867-1228
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

As of September 17, 2014 there were 3,730,000 shares of voting stock of the registrant issued and outstanding.

BASTA HOLDINGS, CORP.
FORM 10-Q
July 31, 2014

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

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

BASTA HOLDINGS, CORP.
CONDENSED BALANCE SHEETS

	July 31,	October 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$13,202	$3,889
Prepaid expenses	10,000	3,540

Total Current Assets	23,202	7,429

Property and Equipment, net	3,570	—
Deposits	50,000	—

Total Assets	$76,772	$7,429

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Loan payable - related party	$—	$14,383
Accounts payable	3,250	—
Accrued expenses	25,476	—
Advances payable	29,528	—

Total Current Liabilities	58,254	14,383

Commitments

Stockholders' Equity (Deficit)
Series A Preferred Stock $0.001 par value; 5,000,000 shares authorized at July 31, 2014; no shares authorized, issued and outstanding at October 31, 2013	—	—
Series B Convertible Preferred Stock $0.001 par value; 5,000,000 shares authorized at July 31, 2014; 37,500 issued and outstanding at July 31, 2014; no shares authorized, issued and outstanding at October 31, 2013	38	—
Common stock $0.001 par value; 250,000,000 shares authorized; 3,730,000 shares issued and outstanding at July 31, 2014; 75,000,000 shares authorized 3,730,000 shares issued and outstanding at October 31, 2013	3,730	3,730
Additional paid-in-capital	72,376	21,170
Accumulated deficit	(57,626)	(31,854)

Total Stockholders' Equity (Deficit)	18,518	(6,954)

Total Liabilities and Stockholders' Equity (Deficit)	$76,772	$7,429

See accompanying notes to the condensed financial statements.

BASTA HOLDINGS, CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

COMMISSION REVENUE, NET
(Flight revenue arranged - $3.6 million)	$406,018	$—	$411,018	$—

COST OF COMMISSION REVENUE	54,154	—	54,154	—

GROSS PROFIT	351,864	—	356,864	—

OPERATING EXPENSES
General and administrative	219,479	18,726	382,636	27,451

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	132,385	(18,726)	(25,772)	(27,451)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$132,385	$(18,726)	$(25,772)	$(27,451)

Net Income (Loss) per common share - Basic	$0.04	$(0.01)	$(0.01)	$(0.01)
Net Income (Loss) per common share - Diluted	$0.03	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Basic	3,730,000	3,730,000	3,730,000	3,456,575
Weighted Average Shares Outstanding - Diluted	3,842,500	3,730,000	3,730,000	3,456,575

See accompanying notes to the condensed financial statements.

BASTA HOLDINGS, CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from November 1, 2013
to July 31, 2014

	Class B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, October 31, 2013 (Audited)	—	$—	3,730,000	$3,730	$21,170	$(31,854)	$(6,954)

Issuance of 37,500 shares of Class B Convertible Preferred Stock	37,500	38	—	—	37,462	—	37,500
Shareholder loan forgiven as contributed capital	—	—	—	—	13,744	—	13,744
Net loss for the period	—	—	—	—	—	(25,772)	(25,772)

Balance, July 31, 2014 (Unaudited)	37,500	$38	3,730,000	$3,730	$72,376	$(57,626)	$18,518

See accompanying notes to the condensed financial statements.

BASTA HOLDINGS, CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	July 31, 2014	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,772)	$(27,451)
Depreciation expense	224	—
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Deposits	(50,000)	—
Prepaid expenses	(6,460)	(5,540)
Accounts payable	3,250	200
Accrued expenses	25,475	—

NET CASH USED IN OPERATING ACTIVITIES	(53,283)	(32,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,794)	—

NET CASH USED IN INVESTING ACTIVITIES	(3,794)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	37,500	—
Proceeds from sale of common stock	—	21,900
Net proceeds received from advances payable	29,529	—
Payment of related party loan	(639)	—
Proceeds from loan from shareholder	—	8,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	66,390	30,100

Net Increase (Decrease) in Cash	9,313	(2,691)

Cash, Beginning of Period	3,889	3,100

Cash, End of Period	$13,202	$409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
NON-CASH FINANCING TRANSACTIONS:
Shareholder loan forgiven as contributed capital	$13,744	$—

See accompanying notes to the condensed financial statements.

BASTA HOLDINGS, CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2014

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Basta Holdings, Corp. (the “Company”, “us”, “we”) was incorporated under the laws of the State of Nevada on May 11, 2011 and intended to commence operations in the distribution of copper pipes and fittings for sanitary engineering. In January 2014, the Company’s majority shareholder sold 100% of her ownership representing 80.42% of the Company’s outstanding common shares to a third party in a private transaction. Coincidental with this change of ownership, the Company discontinued its previous business plan to distribute copper pipes and fittings for sanitary engineering and adopted a new business plan to provide aviation services to third parties. These services include the provision of aviation support services to Aircraft Charter Solutions, Inc. (“ACS”), a company that provides aviation support services to AECOM Technology Corporation, a subcontractor for Dyncorp International Inc., which is a contractor for the U.S. government under the U.S. Army’s Logistics Civil Augmentation Program (“LOGCAP”) in Afghanistan. The Company shall be a subcontractor for ACS, providing ACMI (aircraft, crew, maintenance, insurance) as well as war risk insurance, operational management and dispatch coordination for flights, U.S. government regulation and compliance with government mandated MOD 11 level medical examinations, visas and communication support, and other management and logistic support. The Company’s flight operations will include services such as the delivery of food, water, fuel, spare parts, personnel and other items to locations throughout Afghanistan. Additionally, the Company provides similar services to IAL International Aviation Logistics Limited (“IAL”) for services rendered in Libya.

The Company also provides management services to WAB International, Inc. (“WAB”), and promotion and marketing of services to Monarch Air Group, LLC (“Monarch”), which are affiliated with the Company through common management.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Development Stage Company

The Company was in the development stage through April 30, 2014. The quarter ended July 31, 2014 is the first reporting period during which the Company is considered an operating company and is no longer in the development stage.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

BASTA HOLDINGS, CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2014

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

*
Level 3-Inputs are unobservable inputs that reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, deposits, prepaid expenses, loan payable - related party, accounts payable, accrued expenses, and advances payable approximate their fair market value based on the short-term maturity of these financial instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of July 31, 2014 and October 31, 2013.

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

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Management determined that an allowance was not required as of the balance sheet dates.

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

Impairment of long-lived assets

In accordance with ASC 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the nine months ended July 31, 2014 and 2013.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, products are fully delivered or services have been provided, the price is fixed or determinable and collection is reasonably assured. Revenue from helicopter services on an “ad hoc” basis, which usually entails a short contract notice period and duration, is recognized as the related services are performed and is based on a monthly fixed fee plus additional fees for each hour flown. The Company works as an agent between its customers and the service providers under these “ad hoc” service arrangements. Therefore, the Company recognizes revenue under these arrangements on the net amount retained, which is the amount billed to the customer less the amount paid to the service providers.

BASTA HOLDINGS, CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2014

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

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of July 31, 2014 and October 31, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses on the accompanying unaudited condensed statements of income.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, “Share-Based Payment”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company issued no stock based compensation during the three and nine months ended July 31, 2014 or 2013.

Net income (loss) per share of common stock

The Company computes income (loss) per share in accordance with ASC-260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. During the three and nine month periods ended July 31, 2014 and 2013, preferred B shares were issued, and they are potentially dilutive. Weighted average shares outstanding on a dilutive basis for the 3 months ended July 31, 2014 include 75,000 shares of common stock equivalents related to the conversion feature of Series B Convertible Preferred Stock and 37,500 shares related to the issuance of common stock warrants.

BASTA HOLDINGS, CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2014

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

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the condensed financial statements upon adoption.

NOTE 3 - RELATED PARTY TRANSACTIONS

Loan payable - related party

Since Inception (May 11, 2011) through January 31, 2014, the Company’s former controlling shareholder had loaned the Company $14,383 to pay for incorporation costs and operating expenses. As of October 31, 2013, the total loan amount was $14,383. The loan was non-interest bearing, due upon demand and unsecured. In January 2014, the Company repaid $639 of such loans. Additionally, in January 2014, the former controlling shareholder sold 100% of her interest in the Company to a third party and forgave all payments due to her. Accordingly, the Company reclassified all amounts to due to the former controlling shareholder of $13,744 to additional paid-in capital as contributed capital.

Flight service performed by affiliated company

The Company paid $3,226,500 to WAB for costs related to flight services provided to our customers during the quarter ended July 31, 2014. These costs are reported as part of commission revenue, net, on the accompanying condensed statements of operations.

NOTE 4 - ADVANCES PAYABLE

During the nine months ended July 31, 2014, the Company received advances from WAB for working capital purposes. The advances bear no interest, are payable on demand and are unsecured. At July 31, 2014, the Company owes WAB $29,528.

NOTE 5 - STOCKHOLDERS’ DEFICIT

On April 10, 2014, the Company amended its articles of incorporation to increase the number of authorized common shares with a par value of $0.001 per share from 75,000,000 common shares to 250,000,000 common shares. Additional, the Company changed its capitalization to include 5,000,000 shares of Series A Preferred Stock, $0.001 par value, and 5,000,000 shares of Series B Convertible Preferred Stock, $0.001 par value which are issuable at the discretion of the board of directors.

Series A Preferred Stock

Dividends shall be paid on the Series A Preferred shares at the discretion of the Board of Directors. Each share of Series A Preferred Stock shall be entitled to ten (10) votes on all shareholder matters.

BASTA HOLDINGS, CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2014

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

As of July 31, 2014, the Company had 3,730,000 shares of common stock issued and outstanding, no Series A preferred stock issued and outstanding, and 37,500 shares of Series B preferred stock issued and outstanding.

NOTE 6 - COMMITMENTS

Material agreements

The Company has a one year lease whereby it pays $5,000 a month to World Wide Aviation Group (an affiliate). The lease is renewable on an annual basis.

On January 31, 2014, the Company entered into the following two agreements:

Agreement with WAB

On January 31, 2014, and effective January 31, 2014, the Company entered into an Exclusive Agreement for Management related to two of WAB’s aviation services contracts. As consideration for this agreement, the Company originally agreed to amend its articles of incorporation to authorize the issuance of a number of Series A Preferred Shares to be determined at a later date and each such share was to entitle the holder to a certain number of votes. As the terms of this proposed agreement had not been finalized at January 31, 2014, the proposed issuance of the undetermined number of Series A Preferred Shares was not recorded in the Company’s financial statements at January 31, 2014. On March 12, 2014, prior to the amendment of the Company’s articles of incorporation and prior to the determination of the number of Series A preferred shares to be issued or the issuance of any such shares, the Company amended the agreement while maintaining the same effective date. The amended agreement calls for the Company to provide management services which include vendor and financial management under two of WAB’s contracts. The amendment provides that the Company will be paid ten percent (10%) of the gross revenues from the two contracts and eliminated the Company’s obligation to issue any Series A Preferred Shares to WAB.

WAB provides airlift support, dedicated helicopters and rotary and fixed wing aircraft to international clientele. WAB services include cargo and passenger transportation, logging, mining support, offshore drilling support, relief efforts, firefighting and search-and-rescue.

As of July 31, 2014, the Company had not commenced any activities pursuant to the Exclusive Agreement for Management. On May 1, 2014, the Company’s management decided to amend the agreement with WAB to enable Basta to enter into its own management services agreements with customers, some of which include former customers of WAB.

Agreement with Monarch

Effective January 31, 2014, the Company entered into an Exclusive Agreement for the Promotion and Marketing of Services of Monarch Air Group, LLC (“Monarch”). Upon execution of this agreement, the Company received a one-time fee of $5,000, which has been reflected in revenues for the three months ended January 31, 2014, and Monarch agreed to pay us 10% of gross sales generated from the flight services under this agreement. No fees were paid to Basta from Monarch due to this arrangement.

Monarch is a Florida limited liability company that is in the business of providing aircraft, crew maintenance and insurance leases for rotary and fixed wing aircraft as well as chartering on-demand private, corporate and luxury flights.

BASTA HOLDINGS, CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2014

Operating lease

On April 20, 2014 and beginning on May 5, 2014, the Company entered into a two year Aircraft Dry Operating Lease Agreement (the Aircraft Dry Lease”) with an individual in connection with the lease of an aircraft. The Aircraft Dry Lease expires on May 6, 2016, can be renewed by agreement in writing by all parties, and can be cancelled at any time with at least 60 day notice to the other without cause. Payments due pursuant to Aircraft Dry Lease are $10,000 per month plus $700 per flight hours flown in the previous month. Upon receipt of the aircraft, it was determined that it had maintenance issues that would keep it from safely flying for a significant period, and so the lease was adjusted to start once the aircraft is deemed safe for flight. The $10,000 payment for the first month has been re-classified as a Prepaid Expense on the condensed balance sheets. The Company paid a security deposit of $50,000 for the operating lease.

On May 30, 2014, we entered into an Aircraft Management Agreement with Monarch. Pursuant to that Agreement, Monarch agreed to use, maintain and operate a Beechcraft 400 that the Company leases. Monarch agreed to maintain the aircraft and manage it at the Company’s expense and cost and the Company agreed to pay Monarch 10% of all funds received for Charters in any given month. Additionally, pilot salaries and benefits and other expenses, as defined, will be paid by the Company. Basta received no payments from Monarch from this agreement.

NOTE 7 - SUBSEQUENT EVENTS

Letter of Intent with Peruvian Company

On August 15, 2014, we entered into a Letter of Intent (“LOI”) with Heliflight Peru SAC (“Heliflight Peru”) which provides the framework for the leasing of helicopters to Heliflight Peru. Both parties have 90 days to complete due diligence and to execute a final agreement and one hundred twenty (120) days to close the transaction. The LOI requires that once a final agreement is reached, Heliflight Peru will be required to lease helicopters with certain minimum hours. The amount of revenues that the Company will generate if a final agreement is reached is to be determined. There is no assurance that a final agreement will be reached.

Letter of Intent with Colombian Company, ISIN Number Assigned

On August 19, 2014, we entered into a Letter of Intent with Heli Jet S.A.S. (“Heli Jet”) which provides the framework for us acquiring 49% of Heli Jet, which is located in Bogota, Colombia. Heli Jet is a general aviation company with two locations in Colombia that specializes in providing fixed wing aircraft leases primarily in the form of chartered jets for corporate executives. The amount of revenues which the Company will generate if a final agreement is reached is to be determined. There is no assurance that a final agreement will be reached.

Resignation of Chief Financial Officer

On August 26, 2014, Adam Wasserman tendered his written resignation as Chief Financial Officer and Director of the Company. In his letter of resignation, Mr. Wasserman stated his resignation was not the result of any disagreements with the Company on any matter relating to the Company’s operations, policies, including accounting or financial policies or practices. In the interim Jacob Gitman, the current President of the Company, was appointed as our Chief Financial Officer until a replacement can be retained.

Creation of a Direct Financial Obligation

On August 21, 2014, the Company entered into a Convertible Note in the amount of $500,000. The Note has a one year term, bears interest at 6% per annum; it is convertible into common stock at the price of $6.70 per share, which was the average closing price of our common stock on the date the loan was closed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

DESCRIPTION OF BUSINESS

We provide aviation services to third parties. These services include the provision of aviation support services to Aircraft Charter Solutions, Inc. (“ACS”), a company that provides aviation support services to AECOM Technology Corporation, a subcontractor for Dyncorp International Inc., which is a contractor for the U.S. government under the U.S. Army’s Logistics Civil Augmentation Program (“LOGCAP”) in Afghanistan. The Company shall be a subcontractor for ACS, providing ACMI (aircraft, crew, maintenance, insurance) as well as war risk insurance, operational management and dispatch coordination for flights, U.S. government regulation and compliance with government mandated MOD 11 level medical examinations, visas and communication support, and other management and logistic support. The Company’s flight operations will include services such as the delivery of food, water, fuel, spare parts, personnel and other items to locations throughout Afghanistan. Additionally, the Company provides similar services to IAL International Aviation Logistics Limited (“IAL”) for services rendered in Libya.

The Company also provides management services to WAB International, Inc. (“WAB”), and promotion and marketing of services to Monarch Air Group, LLC (“Monarch”), which are affiliated with the Company through common management.

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

During the quarter covered by this Report, Management reviewed the Company’s contract with WAB International, Inc. to determine its overall viability. Due to the reductions of US DOD’s operations in Afghanistan and Iraq, which have been implemented by the US Government ahead of previously anticipated schedules, Management concluded that focusing our efforts on the remainder of the respective WAB contracts was not in the best interest of the Company. Instead, with approval from WAB, we approached several customers, including, but not limited to, former customers of WAB, and offered our ACMI, maintenance, repair and overhaul and other services directly to such customers on a month to month basis. The result was that the Company was awarded direct orders from these customers and proceeded to deliver services to them on a case by case basis throughout the quarter. We anticipate that such direct engagements will continue. In addition, the Company will make efforts to expand its outreach to new customers with direct offers of ACMI, MRO and other fixed and rotary wing specialty aviation services.

Effective January 31, 2014, we entered into an Exclusive Agreement for the Promotion and Marketing of Services of Monarch Air Group, LLC. (“Monarch”). Monarch is a Florida limited liability company which is in the business of providing aircraft, crew maintenance and insurance leases for rotary and fixed wing aircraft as well as chartering on-demand private, corporate and luxury flights. Upon execution of this agreement, the Company received a one-time fee of $5,000 which has been reflected in revenues for the nine months ended July 31, 2104, and Monarch agreed to pay us 10% of gross sales generated from our services As of July 31, 2014, the Company had not commenced any activities pursuant to the Exclusive Agreement for the Promotion and Marketing of Services. Management is in the process of developing plans and anticipates launching said services before the end of the quarter ending October 31, 2014.

On April 20, 2014 and beginning on May 5, 2014, the Company entered into a two year Aircraft Dry Operating Lease Agreement (the Aircraft Dry Lease”) with an individual in connection with the lease of an aircraft. The Aircraft Dry Lease expires on May 6, 2016, can be renewed by agreement in writing by all parties, and can be cancelled at any time with at least 60 day notice to the other without cause. Payments due pursuant to Aircraft Dry Lease are $10,000 per month plus $700 per flight hours flown in the previous month. Upon receipt of the aircraft, it was determined that it had maintenance issues that would keep it from safely flying for a significant period, and so the lease was adjusted to start once the aircraft is deemed safe for flight. The $10,000 payment for the first month has been re-classified as a Prepaid Expense on the consolidated Balance Sheet. The Company paid a security deposit of $50,000 for the operating lease

On May 30, 2014, we entered into an Aircraft Management Agreement with Monarch. Pursuant to that Agreement, Monarch agreed to use, maintain and operate a Beechcraft 400 that the Company leases. Monarch agreed to maintain the aircraft and manage it at the Company’s expense and cost and the Company agreed to pay Monarch 10% of all funds received for Charters in any given month. Additionally, pilot salaries and benefits and other expenses, as defined, will be paid by the Company. Basta received no payments from Monarch from this agreement.

On May 20, 2014 we entered into an agreement with Chemoil Corporation DBA Chemoil Aviation to purchase and sell Chemoil’s jet fuel. We will act as a representative of Chemoil by introducing Chemoil to prospective customers and jet fuel suppliers. We will earn a commission on all revenues generated by corresponding agreements that we broker between our customers and Chemoil. The commission rate is to be determined. In addition, we will purchase aviation fuel from Chemoil for resale to customers at fixed based operator sites and maintenance repair overhaul facilities. As of July 31, 2014, we had not generated any purchases or sales under this agreement.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements for the three and nine months ended July 31, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, products are fully delivered or services have been provided, the purchase price is fixed or determinable and collection is reasonably assured. Revenue from helicopter services on an “ad hoc” basis, which usually entails a short contract notice period and duration, is recognized as the related services are performed and is based on a monthly fixed fee plus additional fees for each hour flown. The Company works as an agent between its customers and the service providers under these “ad hoc” service arrangements. Therefore, the Company recognizes revenue under these arrangements on the net amount retained, which is the amount billed to the customer less the amount paid to the service providers.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Comparison of Operating Results for the Three Months Ended July 31, 2014 to the Three Months Ended July 31, 2013

Revenues

For the three months ended July 31, 2014, we had reportable revenues of $406,018 as compared to no revenues for the three months ended July 31, 2013. During the quarter, we received a total of approximately $3.6 million in flight arranged revenue of which we paid approximately $3.2 million to WAB for costs related to flight services provided to our customers during the quarter ended July 31, 2014. These costs are reported as part of commission revenue, net, on the accompanying condensed statements of operations. We expect our revenues to increase in future quarters as we begin providing rotary and fixed wing aircraft services to our potential customers. The increased income from the same quarter last year is attributable to the Company’s contracts revenues whereby it became a fully operating company and is no longer in the development stage.

Operating Expenses

For the three months ended July 31, 2014, we incurred operating expenses of $219,479 as compared to $18,726 for the three months ended July 31, 2013. Operating expenses comprised general and administrative expenses of salaries and related benefits and professional fees such as legal and accounting, Edgar filing fees, consulting fees, investor relations fees, and transfer agent fees. The increase in general and administrative expenses in the three months ended July 31, 2014 as compared to the three months ended July 31, 2013 is mainly attributable due to the Company’s becoming operational in the third quarter as opposed to the Company’s status as a development stage company for the three months ended July 31, 2013.

Net Income

For the three months ended July 31, 2014, we had net income of $132,385 as compared to a net loss for the three months ended July 31, 2014 of $18,726. For the three months ended July 31, 2014 we had net income per common share of $0.04 and $0.03 (basic and diluted), as compared to a net loss per common share of $0.01 and $0.01 (basic and diluted) for the three months ended July 31, 2013. The turnaround in the quarter ended July 31, 2014 from the quarter ended July 31, 2013 is again attributable to the Company becoming a fully operating company with revenues as opposed to being a development stage company.

Comparison of Operating Results for the Nine Months Ended July 31, 2014 to Nine Months Ended July 31, 2013

Revenues

For the nine months ended July 31, 2014, we had reportable revenues of $411,018 as compared to no revenues for the nine months ended July 31, 2013. During the nine months, we received a total of approximately $3.6 million in flight arranged revenue of which we paid approximately $3.2 million to WAB for costs related to flight services provided to our customers during the nine months July 31, 2014. These costs are reported as part of commission revenue, net, on the accompanying condensed statements of operations. We expect our revenues to increase in future quarters as we begin providing rotary and fixed wing aircraft services to our potential customers. The increased income from the same quarter last year is attributable to the Company’s contracts revenues whereby it became a fully operating company and is no longer in the development stage.

Operating Expenses

For the nine months ended July 31, 2014, we incurred operating expenses of $382,636 as compared to $27,451 for the nine months ended July 31, 2013. Operating expenses comprised general and administrative expenses of salaries and related benefits and professional fees such as legal and accounting, Edgar filing fees, consulting fees, investor relations fees, and transfer agent fees. The increase in general and administrative expenses in the nine months ended July 31, 2014 as compared to the nine months ended July 31, 2013 is mainly attributable due to the Company’s becoming operational in the third quarter as opposed to being a development stage company in the nine months ended July 31, 2013.

Net Loss

For the nine months ended July 31, 2014, we had a net loss of $25,772 as compared to a net loss for the nine months ended July 31, 2013 of $27,451. For the nine months ended July 31, 2014 we had net loss per common share of $0.01 and $0.01 (basic and diluted), as compared to a net loss per common share of $0.01 and $0.01 (basic and diluted) for the nine months ended July 31, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. To date, we have funded our operations through the sale of our common stock, from loans from our former controlling shareholder, and others and from working capital advances. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An substantial increase in working capital requirements to finance our business plan,
●	Addition of administrative and professional personnel as the business grows, and
●	The cost of being a public company.

At July 31, 2014 we had current assets of $23,202 and total assets of $76,772 as compared to current and total assets of $7,429 at October 31, 2013. At July 31, 2014, we had current and total liabilities of $58,254 as compared to current and total liabilities of $14,383 at October 31, 2013.

We currently have no material commitments for capital expenditures, however, in order to expand operations, we must raise funds through equity or debt financing. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital and funds received from operations and from the sales of our equity instruments, we presently have no other alternative source of working capital. We began to generate cash flows from operations and expect to generate funds for management and marketing services rendered in connection with the agreements we entered into with WAB, Monarch and Chemoil. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations and we will need to raise significant additional capital. We do not anticipate we will be profitable in the remainder of fiscal 2014. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to further curtail our marketing and development plans and possibly cease our operations.

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

Operating activities

For the nine months ended July 31, 2014, net cash flows used in operating activities amounted to $(53,283) as compared to net cash flows used in operating activities of $(32,791) for the nine months ended July 31, 2013. The increase in cash used during the nine months ended July 31, 2014 as compared to the nine months ended July 31, 2013 is again attributable to the Company becoming a fully operating company with the normal expenses associated with that and the fact that it is no longer considered a development stage company.

Investing Activities

For the nine months ended July 31, 2014, net cash flows used in investing activities was $(3,794) related to the purchase of property and equipment.

Financing activities

For the nine months ended July 31, 2014 and 2013, net cash flows provided by financing activities was $66,390 and $30,100 respectively. During the nine months ended July 31, 2014, we received net proceeds from the sale of preferred stock in the amount of $51,244.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2014.

Based on this evaluation we concluded that as of July 31, 2014 our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting including deficiencies in properly documenting customer and supplier relationships and revenue recognition procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No senior securities were issued or outstanding during the three months ended July 31, 2014 or 2013.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

As reported in our 8-K filed on August 18, 2014 on August 15, 2014, we entered into a Letter of Intent (“LOI”) with Heliflight Peru SAC (“Heliflight Peru”) which provides the framework for the leasing of helicopters to Heliflight Peru. Both parties have 90 days to complete due diligence and to execute a final agreement and one hundred twenty (120) days to close the transaction. The LOI requires that once a final agreement is reached, Heliflight Peru will be required to lease helicopters with certain minimum hours. The amount of revenues that the Company will generate if a final agreement is reached is to be determined. There is of no assurance that a final agreement will be reached.

As reported in our 8-K filed on August 25, 2104, on August 19, 2014, we entered into a Letter of Intent with Heli Jet S.A.S. (“Heli Jet”) which provides the framework for us acquiring 49% of Heli Jet, which is located in Bogota, Colombia. Heli Jet is a general aviation company with two locations in Colombia that specializes in providing fixed wing aircraft leases primarily in the form of chartered jets for corporate executives. The amount of revenues which the Company will generate if a final agreement is reached is to be determined. There is no assurance that a final agreement will be reached.

As reported in our 8-K filed August 27, 2014, on August 26, 2014, Adam Wasserman tendered his written resignation as Chief Financial Officer and Director of the Company. In his letter of resignation, Mr. Wasserman stated his resignation was not the result of any disagreements with the Company on any matter relating to the Company’s operations, policies, including accounting or financial policies or practices. In the interim Jacob Gitman, the current President of the Company, was appointed as our Chief Financial Officer until a replacement can be retained.

As reported in our 8-K filed on September 3, 2014, in August 2014 we received $500,000 from an investor and entered into a convertible note in the amount of $500,000 which has a term of one year, bears interest at the rate of 6% per annum and is convertible into common stock at a price of $6.70 which was the price of our common stock on the date we closed the loan.

As reported in our 8-K filed on September 8, 2014 and amended on September 11, 2014, on September 4, 2014, Mallah, Furman & Company, Certified Public Accountants was engaged as our registered independent public accountant and Cutler & Co., LLC (“C&C”) was dismissed as our registered independent public accountant.

All the above referenced 8-K’s are incorporated herein by reference.

On September 17, 2014, Andrew Logullo gave written notice of his resignation as Vice President of the Company. Mr. Logullo did not state and reason for his resignation in the email he sent resgining as an officer of the Company.

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

BASTA HOLDINGS, CORP.

Date: September 22, 2014	By:	/s/ Jacob Gitman
Jacob Gitman, Chief Executive Officer
(Principal Executive Officer)

Date: September 22, 2014	By:	/s/ Jacob Gitman
Jacob Gitman, Chief Financial Officer and Principal Accounting Officer