Form 10-K
period 2014-10-31
BASTA HOLDINGS, CORP.
filed 2015-03-03
CIK 1562201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2014

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from__________to_________

Commission File Number: 333-185572

BASTA HOLDINGS, CORP.
(Exact Name of Registrant as Specified in its Charter)

Nevada
(State of other jurisdiction of incorporation or organization)

99-0367603
(IRS Employer Identification Number)

Basta Holdings, Corp.
1111 Kane Concourse
Suite 518
Bay Harbor Islands, FL 33154
(Address of principal executive offices)

(305) 867-1228
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act:

3,730,000 at $0.001 par value

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such  filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12  months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be  contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this  Form 10-K or any amendment to this Form 10-K:     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting  company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange  Act. (Check one):

Large Accelerated Filer	☐	AcceleratedFiler	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (730,000 shares) computed by reference  to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day  of the registrant’s last day of the registrant's most recently completed second fiscal quarter (April 30, 2014) : the market value was $6,570,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had  3,730,000 shares issued at February 13, 2015.

Documents incorporated by reference.

None

FORWARD LOOKING STATEMENTS DISCLOSURE

This Annual Report on Form 10-K and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the Aircraft/Crew/Maintenance/Insurance (“ACMI”) leasing industry, our access to the capital markets, our ability to restructure contracts and operate aircraft, the structure of our ACMI contracts and agreements, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general aviation industry, economic and business conditions, which will, among other things, affect demand for aircraft leasing, availability and credit worthiness of current and prospective ACMI customers, contract rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Item 1A. Risk Factors,” in this Annual Report on Form 10-K. We do not intend and undertake no obligation to update any forward-looking information to reflect actual results or future events or circumstances, except as required by law.

PART I

ITEM 1: BUSINESS.

General

Basta Holdings, Corp. (“Basta”, “the Company”, “We” or “Us”)

Basta Holdings Corporation (the “Company”, “BASTA”, “we”, “our” or “us”), was incorporated in the State of Nevada on May 11, 2011 (“Inception”) and established a fiscal year end of October 31. The last 10-K filed by the Company on January 7, 2014 reflected a lack of revenue, minimal assets and losses since Inception (May 11, 2011).  At the time of the filing, the Company was a development-stage company formed to commence operations in the distribution of copper pipes and fittings. As of the date of the report, the Company sole activity had been to develop a business plan, and execute a single contract with a supplier. The Company maintained a registered agent's office at 2360 Corporate Circle, Suite 400, Henderson, Nevada 89074 and a business office located at Room 2105, Sino Life Tower, No. 707 Zhang Yang Rd. Pudong, Shanghai, China, 200120.  The Company planned to market and distribute an assortment of copper pipes and fittings in the European and North American markets.

On January 14, 2014, Mila Tulchinskaya purchased 3,000,000 shares of the Issuer’s common stock from Chunfeng Lu for consideration of $270,000. As a result of that purchase Ms. Tulchinskaya owned approximately 80.43% of the issued and outstanding common stock of the Company resulting in a change of control. Also on January 14, 2014, Chunfeng Lu resigned all his positions as an officer and director of the Company including President, Chief Executive Officer and Chief Financial Officer and Dr. Jacob Gitman was appointed as Director, Chief Executive Officer and Secretary to Basta Holdings, Corporation.  The new Chief Executive Officer had experience operating other aviation related businesses, including aircraft leasing and acquisition, cargo and passenger operations as well as flight operations and maintenance.  Ms. Shufen (Sofie) Xue, was appointed Director of the Company on January 14, 2014.  Ms. Xue has served in several capacities at companies including, Endaxi Capital Partners, Inc., Desmond Capital Hong Kong, ZMY Financial Group, Ltd., Shanghai Golden Atlas Capital Management C., Ltd, Venro Energy/ Petroleum Corporation, Chongqing Helicopter Investment Co., Ltd., Qingdao Free Trade Area of China at Shandong Provincial Government.  Simultaneously with the change of control of Basta Holdings, the address was changed to 1111 Kane Concourse, Suite 518, Bay Harbor Islands, FL 33154.  Shortly after the change in control, the Company opted to abandon the previous business plan and embark on an aviation focused enterprise. Basta is a provider of contract procurement, aviation business development and aircraft management services for fixed and rotary winged aircraft. Additional areas of existing and planned operational focus include provision of cargo aviation services, long-term lease/charter management, fixed and rotary maintenance and overhaul service, business aviation, fixed base operations (“FBO”) development and operation. The Company is under the leadership of Dr. Jacob Gitman, PhD, Chief Executive Officer and Chief Financial Officer.

Basta Holdings primary service targets include oil & gas companies, firefighting operators and governmental agencies. We seek to operate our business on a global basis, providing aircraft and aviation services to customers in every major geographical region, including markets such as Asia, the Pacific Rim, Latin America, the Middle East and Eastern Europe. Many of these markets are experiencing increased demand for aviation services and have lower market saturation than more mature markets such as North America and Western Europe. We expect that these markets will also present significant growth opportunities in upcoming years as the aging aircraft and infrastucture in these markets require replacement and updates with new, modern facilities, technology and rugged fuel efficient aircraft. An important focus of our strategy is meeting the needs of this replacement market. Governments and non-governmental organizations (“NGO”s) in some of these markets have fewer alternatives, enabling us to command relatively higher contract rates compared to those in more mature markets.

Our business plan seeks to mitigate the risks of both owning, operating and leasing aircraft through careful management and diversification of our ACMI contracts and counterparties by geography, contract term, and aircraft age and type. We believe that diversification of our operating ACMI portfolio reduces the risks associated with individual counterparty defaults and adverse geopolitical and regional economic events. We mitigate the risks associated with cyclical variations in the aviation industry by managing customer concentrations and contract maturities in our operating portfolio to minimize periods of concentrated contract expirations. In order to maximize residual values and minimize the risk of obsolescence, our strategy is to lease and contract only rugged, easy to operate aircraft with proven track records of field capable maintenance.

As of October 31, 2014, we provided management advisory service for over 3 aircraft and provided ACMI contract advice to a globally diversified customer base comprised of 3 entities (Monarch Air Group, LLC, WAB International, Inc. and ACS). During 2014 we entered into several Letters of Intent with new partners and are developing commitments to work with up to 18 additional aircraft.

As of October 31, 2014, all of our ACMI advised contracts had the appropriately contracted number of aircraft assigned and operational.

BASTA’s Capabilities include:

* ACMI Leasing

* Passenger and Cargo Operations

* Aircraft Management Maintenance and Overhaul

* Fixed Base Operator (FBO) Management

* Logistics Management for Construction, Mining, Logging, Remote Heavy Industry

* Offshore Drilling Support

* Aerial Mapping and Surveillance Services

* Air Ambulance

* Logistical and Airlift Support Services

* Search and Rescue

* Very Important Person Transport

* Emergency Evacuation

* Humanitarian Relief Efforts

* Aviation Fuel Provision

* Insertion and Extraction Operations

Target Market of BASTA Advisory Services:

The target market in which the Company will focus its sales efforts is: The United Nations, The U.S. Department of Defense, The U.S. State Department, Canadian Department of National Defense, The World Food Program, Fortune 500 Companies, Multiple NGOs.

Competition

The ACMI leasing of aircraft is highly competitive. We face competition from aircraft manufacturers, banks, financial institutions, other ACMI leasing companies, aircraft brokers and airlines. Some of our competitors may have greater operating and financial resources and access to lower capital costs than we have. Competition for ACMI leasing transactions is based on a number of factors, including delivery dates, lease rates, lease terms, other lease provisions, aircraft condition and the availability in the marketplace of the types of aircraft required to meet the needs of aviation transport customers. Competition in the purchase and sale of used aircraft is based principally on the availability of used aircraft, price, the terms of the lease to which an aircraft is subject and the creditworthiness of the lessee, if any. The Company also plans to offer management services to fixed base operators (“FBO”s) and maintenance, repair and overhaul (“MRO”s) owners. While the domestic market is saturated, the Company believes the international market is wide-open.

Government Regulation

The air transportation provider industry is highly regulated. We operate commercial and private aircraft, and thus are directly subject to many industry laws and regulations, such as regulations of the U S. Federal Aviation Administration (“FAA”s), the U.S. Department of Defense (“DOD”), Department of State (the “DOS”), the U.S. Department of Transportation, or their counterpart organizations in foreign countries regarding the operation of aircraft for public transportation of passengers and property. As discussed below, we are subject to rigorous government regulation in a number of respects. In addition, our ACMI lessees are subject to extensive regulation under the laws of the jurisdictions in which they are registered or operate. These laws govern, among other things, the registration, operation, maintenance and condition of the aircraft.

We are required to register our aircraft with an aviation authority mutually agreed upon with our ACMI lessee. Each aircraft registered to fly must have a Certificate of Airworthiness, which is a certificate demonstrating the aircraft’s compliance with applicable government rules and regulations and that the aircraft is considered airworthy. Each charter we lease requires a valid operation certificate to operate our aircraft. We are required to maintain the Certificates of Airworthiness for the aircraft under ACMI lease.

Our involvement with the civil and governmental aviation authorities of foreign jurisdictions consists largely of requests to register and deregister our aircraft on those countries’ registries.

We are also subject to the regulatory authority of the DOD, the DOS and the U.S. Department of Commerce (the “DOC”) to the extent such authority relates to the export of aircraft for lease and sale to foreign entities and the export of parts to be installed on our aircraft. We may be required to obtain export licenses for parts installed in aircraft exported to foreign countries. The DOC and the U.S. Department of the Treasury (through its Office of Foreign Assets Control) impose restrictions on the operation of U.S.-made goods, such as aircraft and engines, in sanctioned countries, as well as on the ability of U.S. companies to conduct business with entities in those countries. The U.S. Patriot Act of 2001 (the “Patriot Act”) prohibits financial transactions by U.S. persons, including U.S. individuals, entities and charitable organizations, with individuals and organizations designated as terrorists and terrorist supporters by the U.S. Secretary of State or the U.S. Secretary of the Treasury. The U.S. Customs and Border Protection, a law enforcement agency of the U.S. Department of Homeland Security, enforces regulations related to the import of aircraft into the United States for maintenance or lease and the importation of parts into the U.S. for installation.

Jurisdictions in which aircraft are registered as well as jurisdictions in which they operate may impose regulations relating to noise and emission standards. In addition, most countries’ aviation laws require aircraft to be maintained under an approved maintenance program with defined procedures and intervals for inspection, maintenance and repair. To the extent that aircraft are not subject to a lease or a lessee is not in compliance, we are required to comply with such requirements, possibly at our own expense.

Employees

As of October 31, 2014, we had 6 full-time employees. On average, our senior management team has approximately 23 years of experience in the aviation industry. None of our employees are represented by a union or collective bargaining agreements.

Access to Our Information

We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We make our public SEC filings available, at no cost, through our website at www.bastaholdings.com as soon as reasonably practicable after the report is electronically filed with, or furnished to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. We will also provide these reports in electronic or paper format free of charge upon written request made to Investor Relations. Our SEC filings are also available free of charge on the SEC’s website at www.sec.gov. The public may also read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street NE, Washington, DC 2054-9. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

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

RISK FACTORS

Specific Risks Relating to Our Business

We cannot assure you that we will be able to enter into profitable agreements for any aircraft acquired, which would negatively affect our financial condition, cash flow and results of operations.

We cannot assure you that we will be able to enter into profitable aircraft agreements (hereafter “Aircraft, Crew, Maintenance Insurance” or “ACMI” as applicable) and business relationships in the future. You must rely upon our management team’s judgment and ability to evaluate the ability of ACMI counterparties and other counterparties to perform their obligations to us and to negotiate transaction documents. We cannot assure you that our management team will be able to perform such functions in a manner that will achieve our investment objectives, which would negatively affect our financial condition, cash flow and results of operations.

Our business model depends on the continual ACMI leasing and operations of our aircraft, and we may not be able to do so on favorable terms, which would negatively affect our financial condition, cash flow and results of operations.

Our business model depends on the continual leasing and ACMI contract operations of our aircraft in order to generate sufficient revenues to finance our growth and operations, pay our debt service obligations and generate positive cash flows from operations. Our ability to sign agreements and conduct ACMI contract operations of our aircraft will depend on general market and competitive conditions at the time the initial agreements and/or ACMI contract operations are entered into and expire. If we are not able to agreement or obtain ACMI contracts for operation of aircraft or to do so on favorable terms, we may be required to attempt to sell the aircraft, default on agreements or sub-contract the ACMI contract to provide funds for our debt service obligations or operating expenses. Our ability to agreement, operate or obtain ACMI contracts for the aircraft on favorable terms or without significant off-contract time and costs could be negatively affected by depressed conditions in the aviation industry, the effects of terrorism, war, natural disasters and/or epidemic diseases on cargo/passenger traffic trends, declines in the values of aircraft, and various other general market and competitive conditions and factors which are outside of our control. If we are unable to sign agreements and obtain ACMI contracts for our aircraft, on favorable terms, our financial condition, cash flow and results of operations would be negatively affected.

Incurring significant costs resulting from ACMI Contract defaults could negatively affect our financial condition, cash flow and results of operations.

If we are required to collect an aircraft after an ACMI Contract default, we may be required to incur significant costs. Those costs likely would include legal and other expenses associated with court or other governmental proceedings, including the cost of posting surety bonds or letters of credit necessary to effect reassignment of an aircraft, particularly if the ACMI counterparty is contesting the proceedings or is in bankruptcy. In addition, during any such proceedings, the relevant aircraft would likely not be generating revenue. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting counterparty fails to pay such costs and where such maintenance, refurbishment or repairs are necessary to put the aircraft in suitable condition for operations or sale. We may also incur storage costs associated with any aircraft that we reassign and are unable to place immediately with another ACMI contractor. It may also be necessary to pay off liens, taxes and other governmental charges on the aircraft to obtain clear possession and to reassign the aircraft effectively, including, in some cases, liens that might have incurred in connection with the operation of its aircraft. We could also incur other costs in connection with the physical possession of the aircraft.

We may suffer other negative consequences as a result of an ACMI contract default, the related termination of the agreement and the reassignment of the related aircraft. It is likely that our rights upon an ACMI contract default will vary significantly depending upon the jurisdiction and the applicable law, including the need to obtain a court order for reassignment of the aircraft and/or consents for deregistration or export of the aircraft. We anticipate that when a defaulting ACMI contractor is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply.

Certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the agreement or to assign it to a third party, or entitle the ACMI counterparty or another third party to retain possession of the aircraft without paying agreement contracts or performing all or some of the obligations under the relevant ACMI agreement. In addition, certain of our ACMI contracts are for the benefit, in whole or in part, by government-related entities, which could complicate our efforts to reassign our aircraft in that ACMI counterparty’s domicile. Accordingly, we may be delayed in, or prevented from, enforcing certain of our rights under a agreement and in operations the affected aircraft.

If we reassign an aircraft, we may not necessarily be able to export or deregister and profitably redeploy the aircraft. For instance, where an ACMI counterparty or other operator flies only domestic routes in the jurisdiction in which the aircraft is registered, reassignment may be more difficult, especially if the jurisdiction permits the ACMI counterparty or the other operator to resist deregistration. We may also incur significant costs in retrieving or recreating aircraft records required for registration of the aircraft, and in obtaining the Certificate of Airworthiness for an aircraft. If, upon an ACMI counterparty default, we incur significant costs in connection with reassigning our aircraft, are delayed in reassigning our aircraft or are unable to obtain possession of our aircraft as a result of ACMI counterparty defaults, our financial condition, cash flow and results of operations would be negatively affected.

If our ACMI contracts fail to generate revenue or perform as expected and we decide to restructure or reschedule our contracts, the restructuring and rescheduling would likely result in less favorable agreements, which would negatively affect our financial condition, cash flow and results of operations.

An ACMI counterparty’s ability to perform its obligations under its ACMI agreement will depend primarily on the counterparty’s financial condition and cash flow, which may be affected by factors outside our control, including:

●	competition;
●	passenger and air cargo rates;
●	passenger and air cargo demand;
●	geopolitical and other events, including war, acts of terrorism, outbreaks of epidemic diseases and natural disasters;
●	increases in operating costs, including the price and availability of jet fuel and labor costs;
●	labor difficulties;
●	economic conditions and currency fluctuations in the countries and regions in which the ACMI counterparty operates; and
●	governmental regulation and associated fees affecting the air transportation business.

Many of our ACMI agreement counterparties, including some of our long term customers, are not backed by sovereign credit and do not have investment grade credit profiles. We anticipate that some of our ACMI counterparties will experience a weakened financial condition or suffer liquidity problems. This could lead to an ACMI counterparty experiencing difficulties in performing under the terms of our contract. This could result in the ACMI counterparty seeking relief under some of the terms of our agreement agreement, or it could result in us electing to reassign the aircraft.

Any future downturns in the aircraft transportation industry could greatly exacerbate the weakened financial condition of some of these ACMI counterparties and further increase the risk of delayed, missed or reduced payments. We may not correctly assess the credit risk of an ACMI counterparty, or may not charge contract rates which correctly reflect the related risks, and as a result, ACMI counterparties may not be able to satisfy their financial and other obligations under their agreements. A delayed, missed or reduced contract payment from an ACMI counterparty would decrease our revenues and cash flow. If we, in the exercise of our remedies under an agreement, reassign an aircraft, we may not be able to operate the aircraft promptly or at favorable rates.

It is likely that restructurings and/or reassignments with some of our ACMI counterparties will occur in the future. The terms and conditions of possible agreement restructurings or reschedulings may result in a significant reduction of contract revenue, which may negatively affect our financial results and growth prospects. If any request for payment restructuring or rescheduling is made and granted, reduced or deferred contract payments may be payable over all or some part of the remaining term of the agreement. The terms of any revised payment schedules may be unfavorable and such payments may not be made. Our default levels would likely increase over time if economic conditions deteriorate. If ACMI counterparties of a significant number of our aircraft defaulted on their agreements, it would negatively affect our financial condition, cash flow and results of operations.

Failure to obtain certain required licenses and approvals could negatively affect our ability to operate or sell aircraft, which would negatively affect our financial condition, cash flow and results of operations.

ACMI counterparties are subject to extensive regulation under the laws of the jurisdictions in which they are registered and in which they operate. As a result, we expect that certain aspects of our agreements will require licenses, consents or approvals, including consents from governmental or regulatory authorities for certain payments under our agreements and for the import, export or deregistration of the aircraft. Subsequent changes in applicable law or administrative practice may increase such requirements and governmental consent, once given, could be withdrawn. Furthermore, consents needed in connection with the future operations or sale of an aircraft may not be forthcoming. Any of these events could negatively affect our ability to operate or sell aircraft, which would negatively affect our financial condition, cash flow and results of operations.

Our aircraft require routine maintenance, and if they are not properly maintained, their value may decline and we may not be able to contract or operate such aircraft at favorable rates, if at all, which would negatively affect our financial condition, cash flow and results of operations.

We may be exposed to increased maintenance costs for our aircraft associated with a failure to properly maintain the aircraft or pay supplemental maintenance costs. If an aircraft is not properly maintained, its market value may decline, which would result in lower revenues from its future use. We enter into agreements pursuant to which the ACMI counterparties are primarily responsible for many obligations, which include maintaining the aircraft and complying with all governmental requirements applicable to the ACMI counterparty and the aircraft, including operational, maintenance, government agency oversight, registration requirements and airworthiness directives. Failure of an ACMI counterparty to perform required maintenance during the term of a agreement could result in a decrease in value of an aircraft, an inability to operate an aircraft at favorable rates, if at all, or a potential grounding of an aircraft. Maintenance failures by an ACMI counterparty would also likely require us to incur maintenance and modification costs upon the termination of the applicable agreement, which could be substantial, to restore the aircraft to an acceptable condition prior to operations or sale. Any failure by our ACMI counterparties to meet their obligations to perform required scheduled maintenance or our inability to maintain our aircraft would negatively affect our financial condition, cash flow and results of operations.

If we experience abnormally high maintenance or obsolescence issues with any aircraft that we acquire, it would negatively affect our financial condition, cash flow and results of operations.

Aircraft are long-lived assets, requiring long lead times to develop and manufacture, with particular types and models becoming obsolete or less in demand over time when newer, more advanced aircraft are manufactured. Our existing fleet, as well as, the aircraft that we have ordered has exposure to obsolescence, particularly if unanticipated events occur which shorten the life cycle of such aircraft types. These events include but are not limited to government regulation or changes in our customers’ preferences. These events may shorten the life cycle for aircraft types in our fleet and, accordingly, may negatively impact agreement rates, trigger impairment charges, increased depreciation expense or result in losses related to aircraft asset value guarantees, if we were to provide such guarantees.

Further, variable expenses like fuel, crew size or aging aircraft corrosion control or modification programs and airworthiness directives could make the operation of older aircraft more costly to our ACMI counterparties and may result in increased ACMI counterparty defaults. We may also incur some of these increased maintenance expenses and regulatory costs upon acquisition or operations of our aircraft. Any of these expenses or costs would negatively affect our financial condition, cash flow and results of operations.

If we acquire a high concentration of a particular model of aircraft, our financial condition, cash flow and results of operations would be negatively affected by changes in market demand or problems specific to that aircraft model.

If we acquire a high concentration of a particular model of aircraft, our business and financial results could be negatively affected if the market demand for that model of aircraft declines, if it is redesigned or replaced by its manufacturer or if this type of aircraft experiences design or technical problems. If we acquire a high concentration of a particular aircraft model and such model encounters technical or other problems, the value and agreement rates of such aircraft will likely decline, and we may be unable to obtain ACMI contracts for such aircraft on favorable terms, if at all. A significant technical problem with a specific type of aircraft could result in the grounding of the aircraft. Any decrease in the value and agreement rates of our aircraft would negatively affect our financial condition, cash flow and results of operations.

The introduction of superior aircraft technology or a new line of aircraft could cause the aircraft that we acquire or rely upon to lease to become outdated or obsolete or oversupplied and therefore less desirable, which would negatively affect our financial condition, cash flow and results of operations.

As manufacturers introduce technological innovations and new types of aircraft, some of the aircraft in our fleet could become less desirable to potential ACMI counterparties. Such technological innovations may increase the rate of obsolescence of existing aircraft faster than currently anticipated by our management. New aircraft manufacturers could emerge to produce aircraft that compete with the aircraft we own or lease. The introduction of new technologies or introduction of a new type of aircraft may negatively affect the value of the aircraft in our fleet.

In addition, the imposition of increased regulation regarding stringent noise or emissions restrictions may make some of our aircraft less desirable and accordingly less valuable in the marketplace. The development of new aircraft and engine options could decrease the desirability of certain aircraft in our fleet and/or aircraft that we have ordered. This could, in turn, reduce both future residual values and agreement rates for certain types of aircraft in our portfolio. Any of these risks may negatively affect our ability to agreement or sell our aircraft on favorable terms, if at all, which would negatively affect our financial condition, cash flow and results of operations.

We are indirectly subject to many of the economic and political risks associated with emerging markets, which could negatively affect our financial condition, cash flow and results of operations.

Our business strategy emphasizes obtaining ACMI contracts to operate outside of the United States, including in emerging market countries. Emerging market countries have less developed economies and infrastructure and are often more vulnerable to economic and geopolitical challenges and may experience significant fluctuations in gross domestic product, interest rates and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by government authorities. The occurrence of any of these events in markets served by our aircraft and the resulting economic instability that may arise, particularly if combined with high fuel prices, could negatively affect the value of our aircraft subject to agreement in such countries, or the ability of our sub-cotractors, which operate in these markets, to meet their agreement obligations. In addition, legal systems in emerging market countries may be less developed, which could make it more difficult for us to enforce our legal rights in such countries.

Further, demand for aircraft is dependent on passenger and cargo traffic, which in turn is dependent on general business and economic conditions. As a result, weak or negative economic growth in emerging markets may have an indirect effect on the value of the assets that we acquire. Economic downturns can affect the values of the assets we purchase or lease, which may have a negative effect on our financial condition, cash flow and results of operation.

From time to time, the ACMI industry has experienced periods of oversupply during which contract rates and aircraft values have declined, and any future oversupply could negatively affect our financial condition, cash flow and results of operations.

Historically, the ACMI business has experienced periods of aircraft oversupply. The oversupply of a specific type of aircraft is likely to depress the agreement rates for and the value of that type of aircraft. The supply and demand for aircraft is affected by various cyclical and non-cyclical factors that are outside of our control, including:

●	passenger and air cargo demand;
●	fuel costs and general economic conditions;
●	geopolitical events, including war, prolonged armed conflict and acts of terrorism;
●	outbreaks of communicable diseases and natural disasters;
●	governmental regulation;
●	interest rates;
●	the availability of credit;
●	restructurings and bankruptcies;
●	manufacturer production levels and technological innovation;
●	manufacturers merging or exiting the industry or ceasing to produce aircraft types;
●	retirement and obsolescence of aircraft models;
●	reintroduction into service of aircraft previously in storage; and
●	airport and air traffic control infrastructure constraints.

Any of these factors may produce sharp and prolonged decreases in aircraft ACMI rates and values. They may have a negative effect on our ability to obtain additional ACMI contracts or operate the aircraft in our fleet or in our order book. Any of these factors could negatively affect our financial condition, cash flow and results of operations.

The value of the aircraft we acquire and the market rates for ACMI agreements could decline, which would have a negative affect on our financial condition, cash flow and results of operations.

Aircraft values and market rates for ACMI agreements have from time to time experienced sharp decreases due to a number of factors including, but not limited to, decreases in air cargo demand, increases in fuel costs, government regulation and increases in interest rates. In addition to factors linked to the aviation industry generally, many other factors may affect the value of the aircraft that we may potentially lease and/or acquire and market rates for agreements, including:

●	the particular maintenance, operating history and documentary records of the aircraft;
●	the number of operators using that type of aircraft;
●	aircraft age;
●	the regulatory authority under which the aircraft is operated;
●	any renegotiation of an existing agreement on less favorable terms;
●	the negotiability of clear title free from mechanics’ liens and encumbrances;
●	any regulatory and legal requirements that must be satisfied before the aircraft can be purchased, sold or leased under an ACMI contract;
●	compatibility of aircraft configurations or specifications with other aircraft owned or leased by operators of that type;
●	comparative value based on newly manufactured competitive aircraft; and
●	the availability of spare parts.

Any decrease in the value of aircraft that we potentially lease and/or acquire and market rates for ACMI agreements, which may result from the above factors or other unanticipated factors, would have a negative effect on our financial condition, cash flow and results of operations.

Competition from other aircraft ACMI providers with greater resources or a lower cost of capital than ours could negatively affect our financial condition, cash flow and results of operations.

The aircraft ACMI industry is highly competitive. Our competitors may have greater resources or a lower cost of capital than ours; accordingly, they may be able to compete more effectively in one or more of the markets we conduct business in.

In addition, we may encounter competition from other entities in the operation of aircraft such as:

●	airlines;
●	financial institutions;
●	aircraft brokers;
●	public and private partnerships, investors and funds with more capital to invest in aircraft; and
●	other aircraft ACMI provider companies that we do not currently consider our major competitors.

Competition for an ACMI transaction is based principally upon contract rates, delivery dates, agreement terms, reputation, management expertise, aircraft condition, specifications and configuration and the availability of the types of aircraft necessary to meet the needs of the customer. Competition in the provision of ACMI transportation services agreements is based principally on the availability of the aircraft, the price, and where applicable the terms of the agreement to which an aircraft is subject and the creditworthiness of the ACMI counterparty. We will not always be able to compete successfully with our competitors, which could negatively affect our financial condition, cash flow and results of operations.

The failure of any lessor or manufacturer to meet its delivery obligations to us would negatively affect our cash flow and results of operations.

The supply of aircraft is dominated by a few airframe manufacturers and a limited number of engine manufacturers. The availability of surplus aircraft is largely a matter of supply and demand. As a result, we will be dependent on the success of these manufacturers and the availability of sufficient surplus aircraft in remaining financially stable, producing products and related components which meet the customers’ demands and fulfilling any contractual obligations they may have to us.

Should the lessors or manufacturers fail to respond appropriately to changes in the market environment or fail to fulfill any contractual obligations they might have to us, we may experience:

●
missed or late delivery of aircraft and a potential inability to meet our contractual obligations owed to any of our then ACMI counterparties, resulting in potential lost or delayed revenues, lower growth rates and strained customer relationships;

●
an inability to acquire aircraft and related components on terms which will allow us to utilize those aircraft to ACMI customers at a profit, resulting in lower growth rates or a contraction in our aircraft fleet;

●	a market environment with too many aircraft available, potentially creating downward pressure on demand for ACMI agreements.
●	a reduction in our competitiveness due to deep discounting by the manufacturers or lessors, which may lead to reduced ACMI agreement rates and may affect our ability to operate at a profit.

Aircraft have limited economic useful lives and depreciate over time, which would negatively affect our financial condition, cash flow and results of operations.

As aircraft age, they will depreciate and generally the aircraft will generate lower revenues and cash flows. If we acquire aircraft, we must be able to replace such older depreciated aircraft with newer aircraft or our ability to maintain or increase our revenues and cash flow will decline. In addition, since we will depreciate our aircraft for accounting purposes on a straight-line basis to the aircraft’s residual value over its estimated useful life, if we dispose of an aircraft for a price that is less than the depreciated book value of the aircraft on our balance sheet, we would recognize a loss on the sale. For these reasons, our financial condition, cash flow and results of operations would be negatively affected.

We will need additional capital to finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to satisfy our commitments and to compete effectively in the ACMI provider market and would negatively affect our financial condition, cash flow and results of operations.

Growing our business will require substantial additional capital. Accordingly, we will need to obtain additional financing, which may not be available to us on favorable terms or at all. Our access to additional sources of financing will depend upon a number of factors over which we have limited control, including:

●	general market conditions;
●	the market’s view of the quality of our assets;
●	the market’s perception of our growth potential;
●	interest rate fluctuations;
●	our current and potential future earnings and cash distributions; and
●	the market price of our stock.

Weaknesses in the capital and credit markets could negatively affect one or more private lenders and could cause one or more private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if there are new regulatory capital requirements imposed on our private lenders, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

If we are unable to raise additional funds or obtain capital on terms acceptable to us, we may not be able to satisfy funding requirements should we have any ACMI commitments then in place. If we are unable to satisfy our commitments, we may be forced to forfeit our deposits. Further, we would be exposed to potential breach of contract claims by our ACMI counterparties. These risks may also be increased by the volatility and disruption in the capital and credit markets. Depending on market conditions at the time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. Moreover, if additional capital is raised through the issuance of additional equity securities, the interests of existing stockholders could be diluted. Because our charter permits the issuance of preferred stock, if our board of directors approves the issuance of additional preferred stock in a future financing transaction, such preferred stockholders may have rights, preferences or privileges senior to existing stockholders, and you will not have the ability to approve such a transaction. These risks would negatively affect our financial condition, cash flow and results of operations.

Reduction of usage by one or more of our ACMI customers would negatively affect our financial condition, cash flow and results of operations.

The transportation industry is cyclical, economically sensitive and highly competitive. Our ACMI counterparties are affected by war, fuel prices and shortages, political or economic instability, terrorist activities, changes in national policy, competitive pressures, labor actions, pilot shortages, insurance costs, recessions, health concerns, and other political or economic events negatively affecting the world or regional trading markets. Our ACMI counterparties’ abilities to react to and cope with the volatile environment in which they operate, as well as our own competitive environment, will likely affect our revenues and income. The loss of one or more of our significant ACMI customers or their inability to make operating payments due to financial difficulties, bankruptcy or otherwise could have a material negative effect on our cash flow and earnings.

Our aircraft may not at all times be adequately insured or we may have failed to maintain sufficient insurance during the course of an ACMI agreement or insurers not being willing to cover certain risks which would negatively affect our financial condition, cash flow and results of operations.

We do not directly control the operation of any aircraft we provide under an ACMI agrement. Nevertheless, because we are a contractor, directly or indirectly, to such aircraft, we could be sued or held strictly liable for losses resulting from the operation of such aircraft, or may be held liable for those losses on other legal theories, in certain jurisdictions around the world, or claims may be made against us as the operator of an aircraft requiring us to expend resources in our defense.

In addition, there are certain risks or liabilities that our ACMI counterparties may face, for which insurers may be unwilling to provide coverage or the cost to obtain such coverage may be prohibitively expensive. For example, following the terrorist attacks of September 11, 2001, non-government aviation insurers significantly reduced the amount of insurance coverage available for claims resulting from acts of terrorism, war, dirty bombs, bio-hazardous materials, electromagnetic pulsing or similar events. Accordingly, we anticipate that our insurance or other coverage may not be sufficient to cover all claims that could or will be asserted against us arising from the operation of our aircraft by our ACMI counterparties. Inadequate insurance coverage will reduce the proceeds that would be received by us in the event that we are sued and are required to make payments to claimants, which would negatively affect our financial condition, cash flow and results of operations.

The death, incapacity or departure of key officers could harm our business and negatively affect our financial condition, cash flow and results of operations.

We believe our senior management’s reputation and relationships with ACMI counterparties, manufacturers, buyers and operators of aircraft are a critical element to the success of our business. We depend on the diligence, skill and network of business contacts of our management team. We believe there are only a limited number of available qualified executives in the aircraft industry, and we therefore have encountered, and will likely continue to encounter, intense competition for qualified employees from other companies in our industry. Our future success will depend, to a significant extent, upon the continued service of our senior management personnel, particularly: Dr. Jacob Gitman, our founder, Chairman and Chief Executive Officer; Mr. David Gitman, our Chief Operating Officer; and our other senior officers, each of whose services are critical to the success of our business strategies. We have no intention at this time to enter into employment agreements with any of our senior officers. If we were to lose the services of any of the members of our senior management team, it could negatively affect our financial condition, cash flow and results of operations.

Conflicts of interest may arise between us and companies that utilize our management services, which could negatively affect our business interests, cash flow and results of operations.

Conflicts of interest may arise between us and third-party aircraft owners/operators, and operating lessors who hire us to perform management services such as leasing, re-leasing, agreement management and sales services. These conflicts may arise because services we anticipate providing for these clients are also services we will provide for our own aircraft, including the placement of aircraft with ACMI counterparties.

We expect our management services agreements will provide that we will use our reasonable commercial efforts in providing services, but, to the extent that we are in competition with managed companies for leasing opportunities, we will give priority to our own equipment and services. Nevertheless, despite these contractual waivers, competing with our management clients in practice may result in strained relationships with them, which could negatively affect our business interests, cash flow and results of operations.

We may on occasion enter into strategic joint ventures with the intent that we would serve as the manager of such strategic joint ventures; however, entering into strategic relationships poses risks in that we most likely would not have complete control over the enterprise, and our financial condition, cash flow and results of operations could be negatively affected if we encounter disputes, deadlock or other conflicts of interest with our strategic partners.

We may on occasion enter into strategic joint ventures with third parties to take advantage of favorable opportunities or tax benefits, to share capital and/or operating risk, and/or to earn management fees. Although we anticipate that we would serve as the manager of any such strategic joint ventures, it has been our management’s experience that most strategic joint venture agreements will provide the non-managing strategic partner certain veto rights over various significant actions, including the right to remove us as the manager under certain circumstances. If we were to be removed as the manager from a strategic joint venture that generates significant management fees, our financial results and growth prospects could be materially and negatively affected. In addition, if we were unable to resolve a dispute with a significant strategic partner that retains material managerial veto rights, we might reach an impasse that could require us to dissolve the strategic venture at a time and in a manner that could result in our losing some or all of our original investment in the strategic venture, which could have a negative affect on our financial condition, cash flow and results of operations.

Our business and earnings are affected by general business, financial market and economic conditions throughout the world, which could have a negative affect on our financial condition, cash flow and results of operations.

Our business and earnings are affected by general business, financial market and economic conditions throughout the world. As a provider of ACMI contract business with exposure to emerging markets, we are particularly exposed to downturns in these emerging markets. A recession or worsening of economic conditions, particularly if combined with high fuel prices, may have a material negative effect on the ability of our counterparties to meet their financial and other obligations under our operating agreements, which, if our counterparties default on their obligations to us, could have a material negative effect on our cash flow and results of operations. General business and economic conditions that could affect us include the level and volatility of short-term and long-term interest rates, inflation, employment levels, bankruptcies, demand for passenger and/or cargo air travel, volatility in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence and the strength of the global economy and the local economies in which we operate. For these reasons our financial condition, cash flow and results of operations could be negatively affected.

Additional terrorist attacks or the fear of such attacks, even if not made directly, could negatively affect ACMI counterparties and the ACMI industry, which would negatively affect our cash flow and results of operations.

As a result of the September 11, 2001 terrorist attacks in the United States and subsequent terrorist attacks abroad, notably in the Middle East, Southeast Asia and Europe, increased security restrictions were implemented on air travel, costs for aircraft insurance and security measures increased, passenger and cargo demand for air travel decreased, and operators faced, and to a certain extent, continue to face, increased difficulties in acquiring war risk and other insurance at reasonable costs. The September 11, 2001 terrorist attacks resulted in substantial flight disruption costs, significantly increased security costs and associated inconvenience, increased insurance costs and significantly decreased traffic.

Conflict in the Middle East and additional international hostilities, including heightened terrorist activity, could also have a material negative impact on our ACMI counterparties’ financial condition, liquidity and results of operations. ACMI counterparties’ financial resources might not be sufficient to absorb the negative effects of any further terrorist attacks or other international hostilities involving the United States or U.S. interests, which could result in significant decreases in aircraft leasing transactions and would negatively affect our cash flow and results of operations.

Increases in fuel costs could materially negatively affect the demand for our aircraft which would negatively affect our financial condition, cash flow and results of operations.

Fuel costs represent a major expense to our operations, and fuel prices fluctuate widely depending primarily on international market conditions, geopolitical and environmental events, regulatory changes (including those related to greenhouse gas emissions) and currency exchange rates. Political unrest in the Middle East and North Africa has generated uncertainty regarding the predictability of the world’s future oil supply, which recently led to significant near-term increases in fuel costs. If this unrest continues, fuel costs may continue to rise in the future. Other events can also significantly affect fuel availability and prices, including natural disasters, decisions by the Organization of the Petroleum Exporting Countries regarding their members’ oil output, and the increase in global demand for fuel from countries such as China.

High fuel costs, such as the increases that have recently occurred and fuel cost increases that could occur in the future, would likely have a material negative impact on profitability. Due to the competitive nature of the ACMI industry, we may not be able to pass on increases in fuel prices to our customers. If we are successful in increasing fuel charges, demand for our services may be negatively affected. Consequently, these conditions may:

●	affect our ACMI counterparties’ ability to make contract and other agreement payments;
●	result in agreement restructurings and aircraft reassignments;
●	increase our costs of maintaining aircraft;
●	impair our ability to operate aircraft and other aviation assets at favorable rates; or

Such effects would materially negatively affect demand for our services which would negatively affect our financial condition, cash flow and results of operations.

Natural disasters and other natural phenomena may disrupt air travel and reduce the demand for aircraft which would negatively affect our financial condition, cash flow and results of operations.

Air transportation can be disrupted, sometimes severely, by the occurrence of natural disasters and other natural phenomena. A natural disaster could cause disruption to air travel and could result in a reduced demand for our aircraft and/or impair our ACMI counterparties’ ability to satisfy their agreement payment obligations to us, which in turn would negatively affect our financial condition, cash flow and results of operations.

The effects of various environmental regulations may negatively affect the ACMI industry, which may in turn cause ACMI counterparties to default on their agreement payment obligations to us which would negatively affect our financial condition, cash flow and results of operations.

Governmental regulations regarding aircraft and engine noise and emissions levels apply based on where the relevant aircraft is registered and operated. For example, jurisdictions throughout the world have adopted noise regulations which require all aircraft to comply with noise level standards. In addition to the current requirements, the United States and the International Civil Aviation Organization (the “ICAO”), have adopted a new, more stringent set of standards for noise levels which applies to engines manufactured or certified on or after January 1, 2006. Currently, U.S. regulations would not require any phase-out of aircraft that qualify with the older standards applicable to engines manufactured or certified prior to January 1, 2006, but the European Union has established a framework for the imposition of operating limitations on aircraft that do not comply with the new standards and incorporated aviation- related emissions into the European Union’s Emission Trading Scheme beginning in 2013. These regulations could limit the economic life of the aircraft and engines, reduce their value, limit our ability to agreement or sell the non-compliant aircraft and engines or, if engine modifications are permitted, require us to make significant additional investments in the aircraft and engines to make them compliant.

In addition to more stringent noise restrictions, the United States and other jurisdictions are beginning to impose more stringent limits on nitrogen oxide, carbon monoxide and carbon dioxide emissions from engines, consistent with current ICAO standards. These limits generally apply only to engines manufactured after 1999. Because aircraft engines are replaced from time to time in the normal course, it is likely that the number of such engines would increase over time. Concerns over global warming could result in more stringent limitations on the operation of aircraft powered by older, noncompliant engines, as well as newer engines.

European countries generally have relatively strict environmental regulations that can restrict operational flexibility and decrease aircraft productivity. The European Parliament has confirmed that aviation is to be included in the European Union’s Emissions Trading Scheme starting in 2012, and that all of the emissions associated with international flights that land or take off within the European Union will be subject to the trading program, even those emissions that are emitted outside of the European Union. Although many airlines, airline industry organizations and various foreign governments are challenging the extra-territorial application of the Emissions Trading Scheme, this inclusion could possibly distort the European air transport market, leading to higher prices and ultimately a reduction in the volume of cargo or passengers.

Compliance with current or future regulations, taxes or duties imposed to deal with environmental concerns could cause us or our ACMI counterparties to incur higher costs, resulting in a negative impact on their financial conditions. Consequently, such compliance may affect ACMI counterparties’ ability to make contract and other agreement payments, which would negatively affect our financial condition, cash flow and results of operations.

We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes which would negatively affect our cash flow and results of operations.

We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes. If we are unable to execute our business in jurisdictions with favorable tax treatment, our operations may be subject to significant income and other taxes.

Moreover, as our aircraft are operated both by ourselves, sub-contractors and ACMI counterparties in multiple foreign jurisdictions, we may have nexus or taxable presence as a result of our aircraft landings in various states or foreign jurisdictions. Such landings may result in us being subject to various foreign, state and local taxes in such states or foreign jurisdictions. For these reasons our cash flow and results of operations would be negatively affected.

We are subject to various risks and requirements associated with transacting business in foreign countries which would negatively affect our cash flow and results of operations.

Our international operations expose us to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by the Office of Foreign Assets Control (“OFAC”). Under these laws and regulations, the government may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations could negatively impact our business, operating results, and financial condition.

We have in place training programs for our employees with respect to FCPA, OFAC, export controls and similar laws and regulations. There can be no assurance that our employees, consultants, sales agents, or associates will not engage in conduct for which we may be held responsible. Violations of the FCPA, OFAC and other export control regulations, and similar laws and regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our cash flow and results of operations.

A new standard for lease accounting is expected to be announced in the future, but we are unable to predict the impact of such a standard at this time.

In August 2010, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued an Exposure Draft that proposes substantial changes to existing agreement accounting that will affect all agreement arrangements. Subsequent meetings of the joint committee of the FASB and the IASB have made further changes to the proposed agreement accounting.

Under the current proposed accounting model, ACMI counterparties will be required to record an asset representing the right to use the agreementd item for the agreement term (the “Right-of-Use Asset”) and a liability to make agreement payments. The Right-of-Use Asset and liability incorporate the rights arising under the agreement and are based on the ACMI counterparty’s assessment of expected payments to be made over the agreement term. The proposed model requires measuring these amounts at the present value of the future expected payments.

Under the current proposed accounting model, lessors will apply the receivable and residual method. This will require a lessor to derecognize its flight equipment into a receivable based upon the present value of the agreement payments under a agreement and a residual value. Revenue recognized would be interest income based upon the effective interest rate explicit in the agreement.

The FASB and the IASB issued a revised exposure draft in May 2013. The proposal does not include a proposed effective date; rather it states that the feedback of interested parties will be considered and that they are aware that the proposals affect almost every reporting entity and that the proposed changes to accounting for agreements are significant. The FASB and IASB will be considering these and other relevant factors when evaluating the exposure draft. The FASB and the IASB continue to deliberate on the proposed accounting. Currently, management is unable to assess the impact the adoption of the new finalized agreement standard will have on our financial statements. Although we believe the presentation of our financial statements, and those of our ACMI counterparties, could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which our customers enter into ACMI agreements.

We may not be able to pay or maintain dividends, or we may choose not to pay dividends, and the failure to pay or maintain dividends may negatively affect our share price.

Our ability to pay, maintain or increase cash dividends to our shareholders is subject to the discretion of our Board of Directors and will depend on many factors, including our ability to comply with covenants in our financing documents that limit our ability to pay dividends and make certain other restricted payments to shareholders; the difficulty we may experience in raising and the cost of additional capital and our ability to finance our aircraft operational commitments; our ability to re-finance our long-term financings before excess cash flows are no longer made available to us to pay dividends and for other purposes; our ability to negotiate and enforce favorable agreement rates and other contractual terms; the level of demand for our services; the economic condition of the commercial aviation industry generally; the financial condition and liquidity of our ACMI counterparties; unexpected or increased expenses; the level and timing of capital expenditures, principal repayments and other capital needs; the value of our aircraft portfolio; our compliance with loan to value, interest rate coverage and other financial tests in our financings; our results of operations, financial condition and liquidity; general business conditions; restrictions imposed by our debt agreements; legal restrictions on the payment of dividends; and other factors that our Board of Directors deems relevant. Some of these factors are beyond our control, and a change in any such factor could affect our ability to pay dividends on our common stock. In the future we may choose to pay dividends or may not be able to pay dividends, maintain the paid out level of dividends, or increase them over time. The failure to maintain or pay dividends may negatively affect our share price.

Risks Related to Our Stock

The price of our stock historically has been volatile. This volatility may negatively affect the price of our stock.

The Company’s stock continues to experience substantial price volatility. This volatility may negatively affect the price of our stock at any point in time. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including:

●	announcements concerning our competitors, the aviation industry or the economy in general;
●	announcements concerning the availability of the type of aircraft we own;
●	general and industry-specific economic conditions;
●	changes in the price of aircraft fuel;
●	changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;
●	additions or departures of key members of management;
●	any increased indebtedness we may incur in the future;
●	speculation or reports by the press or investment community with respect to us or our industry in general;
●	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;
●	changes or proposed changes in laws or regulations affecting the domestic or foreign aviation industry or enforcement of these laws and regulations, or announcements relating to these matters; and
●	general market, political and economic conditions, including any such conditions and local conditions in the markets in which our ACMI counterparties are located.

These broad market and industry factors may decrease the market price of our stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including periods of sharp decline. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

One shareholder owns a majority of our outstanding voting stock and she has the ability to control all shareholder decisions including, among others, the election of directors.

More than 75% of our issued and outstanding voting stock is owned by Ms. Mila Tulchinskaya As a result, Ms. Tulchinskaya has the right and power to control all decisions that come up for stockholder vote and he has the ability to control the election of all directors. She may not exercise her voting rights in a manner than minority stockholders would find acceptable or that minority stockholders would find to be in their bests interests. In addition, she might refuse to approve transactions, such as takeover offers, that other stockholders may want. Her control of a majority of the outstanding stock may also make it less likely that other people will be interested in acquiring stock of the Company, thus inhibiting the development of an active, liquid trading market for our common stock.

We have substantial additional authorized shares of common stock that we may issue for a variety of reasons which may dilute your percentage ownership, decrease your voting power, and possibly result in a change of control.

Our Articles of Incorporation, as amended, authorize the issuance of 250,000,000 shares of common stock, $.001 par value per share. We have 3,730,000 shares of common stock outstanding. Our board of directors has the authority to issue additional shares of common stock up to the authorized amount stated in our Articles of Incorporation. Under many circumstances, those additional shares may be issued without further stockholder approval and in most cases, stockholders will not have the preemptive right to subscribe to the additional shares we may issue.

Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or other types of property, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of the company.

Additional financings may dilute the holdings of our current shareholders.

To provide capital for the operation of the business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these transactions could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

There is currently a very limited public market for our common stock. Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares.

Provisions in Nevada law and our certificate of incorporation and amended and restated bylaws may inhibit a takeover of us, which could cause the market price of our stock to decline and could entrench management.

Our certificate of incorporation and amended and restated bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests, including the ability of our board of directors to designate the terms of and issue new series of preferred stock, a prohibition on our stockholders from calling special meetings of the stockholders, and advance notice requirements for stockholder proposals and director nominations. In addition, Nevada General Corporation Law, which we have not opted out of, prohibits a public Nevada corporation from engaging in certain business combinations with an “interested stockholder” (as defined in such section) for a period of three years following the time that such stockholder became an interested stockholder without the prior consent of our board of directors. The effect of Nevada General Corporation Law, as well as these charter and bylaws provisions, may make the removal of management more difficult. It may also impede a merger, takeover or other business combination or discourage a potential acquirer from making a tender offer for our stock, which, under certain circumstances, could reduce the market price of our stock.

NON-SPECIFIC SIGNIFICANT RISKS

We have earned limited revenue and our ability to sustain our operations is  dependent on our ability to raise financing. Our independent registered public accountant has expressed substantial doubt about our  ability to continue as a going concern.

We have incurred a net loss of $320,459 for the period from October 31, 2013 to October 31, 2014 and  have recognized revenue of $1,073,048. Our future is dependent upon our ability to obtain financing and upon  achieving future profitable operations in the ACMI leasing and airport infrastructure management. Further, the finances required  to fully develop our plan cannot be predicted with any certainty and may exceed any estimates we set forth. These  factors raise substantial doubt that we will be able to continue as a going concern. Our independent registered  public accounting firm, has expressed substantial doubt about our ability to continue as a going concern. This  opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.

We may require additional funding to conduct our proposed operations for a period of one year. After one year we  may need additional financing. If we do not generate any revenue we may need a minimum of $50,000 of  additional funding to pay for on going SEC filing requirements and working capital. We do not currently have any arrangements for  additional financing.

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

The Company is entirely dependent on the efforts of its Senior Executives. The Company does not have employment agreements in place with its officers and Directors. Their departure or the loss of any other key  personnel in the future could have a material adverse effect on the business. The Company believes that all  commercially reasonable efforts have been made to minimize the risks attendant with the departure by key  personnel from service. However, there is no guarantee that replacement personnel, if any, will help the Company  to operate profitably. The Company does not currently maintain key person life insurance on its officers and Directors.

Any additional funding we arrange through the sale of our common stock  will result in dilution to existing shareholders.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional  capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders’ interests in our company to be diluted. Such dilution will negatively affect the value of an investor’s shares.

As an “emerging growth company” under the JOBS Act, we are permitted to  rely on exemptions from certain disclosure requirements

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to,  rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we  will not be required to:

●	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●
Comply with any requirement that may be adopted by the Public Company Accounting Oversight  Board  regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional  information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and ”say-on-frequency;” and
●
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

Specific Risks Related To Finance

We will need to raise additional capital. If we are unable to raise additional capital, our business may fail

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response  to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	Fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	Changes in estimates of our financial results or recommendations by securities analysts;
●	Changes in market valuations of similar companies;
●	Changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	Regulatory developments in Canada, United States or foreign countries;
●	Litigation involving our company, our general industry or both;
●	Investors’ general perception of us;
●	Changes in general economic, industry and market conditions.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our  common stock which could be materially adverse to the value of our common stock.

As of that date of this Report, we have 3,730,000 shares of our common stock issued and outstanding. We are  authorized to issue up to 250,000,000 shares of common stock. Our Board of Directors may authorize the issuance  of additional common or preferred shares under applicable state law without shareholder approval. We may also  issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for  capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the  percentage ownership of our current stockholders may be diluted and such equity securities may have rights,  preferences or privileges senior or more advantageous to our common stockholders.

We anticipate that our common stock is considered to be a “Penny Stock,” which will cause the  trading of our stock to be subject to significant regulations that could adversely affect the value of our common stock.

Our common stock will, for the forseeable future, be a low-priced security, or a “penny stock” as defined under rules promulgated under the Exchange Act. A stock is a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not  limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a ”recognized” national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business  more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the  stock but must trade in it on an unsolicited basis.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties  in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the  broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based  on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose the se restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly  account statements to the customer. The effect of these restrictions probably decreases the willingness of broker- dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction  costs for sales and purchases of our common stock as compared to other securities. As a result of these effects, the trading value of our common stock could be materially and adversely affected.

Broker-dealer requirements may affect the trading and liquidity of our stock which could materially and  adversely affect the value of our common stock.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the  SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the  risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effectuating  any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that  investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her  financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that  information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient  knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii)  provide the investor with a written statement setting forth the basis on which the broker-dealer made the  determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment  objectives. Compliance with these requirements may make it more difficult for holders of our common stock to  resell their shares to third parties or to otherwise dispose of them in the market or otherwise. These requirements  could discourage interest in trading in our common stock and could materially and adversely affect the public trading value of our common stock.

Our securities will be subject to sales restrictions imposed by state “Blue Sky Laws” that will limit the States where our stock may be traded and could reduce the public market value of our stock.

State securities regulations may affect the transferability of our shares. We have not registered any of our shares  for sale or resale under the securities or “blue sky” laws of any state. We do not currently plant to register or qualify our shares for sale or resale in any state. In many states, but not all states, shareholders can generally make  unsolicited sales of securities through registered broker-dealers. Arkansas, Georgia, Illinois, Louisiana, New York, North Dakota, Ohio, Oregon and Tennessee, do not permit shareholders to make unsolicited sales of securities  through broker dealers. Persons who desire to purchase our shares in any trading market that may develop in the  future should be aware that these state regulations may limit sales and purchases of our shares. The inability to  trade or sell our common stock in certain states could materially and adversely affect the public market value of our stock.

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

The equity markets have recently experienced significant price and volume fluctuations that have adversely  affected the market prices for many companies’ securities. These fluctuations may not be directly attributable to the  operating performance of these companies. Any such fluctuations may adversely affect the market price of our  common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell  their shares, or may be forced to sell shares of our common stock at a loss.

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

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404(a) of the Sarbanes- Oxley Act of 2002 could have a material adverse effect on our business and stock price.

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

ITEM IB:     UNSOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2:       PROPERTIES.

Our principal executive offices are located at 1111 Kane Concourse, Suite 518 Bay Harbors Isles, Florida 33518 (Address of principal executive offices).
Our phone number is (305) 867-1228. The Company has month to month leased office space at Ft. Lauderdale Hollywood International Airport. 610 SW 34th Street, Bldg. 3, Ft. Lauderdale, Florida 33315.

ITEM 3:       LEGAL PROCEEDINGS.

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse  effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be  adversely affected in the future by legal proceedings.

ITEM 4:       MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5:       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock, par value $0.001 per share (the “Common Stock”), is traded on the OTC Bulletin Board market under the symbol “BSTA.” Our common stock was approved for trading by FINRA on May 14, 2013 and no  established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter since the date the common stock became listed. These Quotations represent prices  between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2014
	High	Low
Fourth Quarter	4.00	3.68
Third Quarter	9.00	5.34
Second Quarter	11.00	9.00

Holders

As of the date of this Report there are 3,730,000 shares of common stock issued and outstanding.

As of the date of this Report there are 18 holders of record of our common stock in certificate form, exclusive of  those brokerage firms and/or clearing houses holding our Common Stock in street name for their clientele (with  each such brokerage house and/or clearing house being considered as one holder).

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

ITEM 6:       SELECTED FINANCIAL DATA.

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7:       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in  conjunction with the financial statements and the related notes thereto included elsewhere in this Report. Some of  the statements contained in this Report that are not historical facts are “forward-looking statements” within the  meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange  Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of terminology such as ”estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations,  or by discussions of strategy that involve risks and uncertainties. However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-l promulgated under the Exchange Act, the Company is ineligible to  rely on these safe harbor provisions. We urge you to be cautious of the forward-looking statements, that such  statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve  known and unknown risks, uncertainties and other factors affecting our operations, market growth, services,  products and licenses. No assurances can be given regarding the achievement of future results, as actual results may  differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our  performance or achievements, or industry results, to differ materially from those contemplated by such forward- looking statements include without limitation:

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	The intensity of competition.

We are planning to finance the operations of our business with available cash balances, internally generated funds, ACMI leasing, aircraft aquisition and trading activity, and debt financings. In 2015, the Company plans on acquiring a corporate credit rating thus lowering our cost of funds and broadening our access to attractively priced capital.

General economic conditions; and  changes in government regulations.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any  revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or  developments.

Results of Operations for the Twelve Months Ended October 31, 2014 Compared to the Twelve Months Ended  October 31, 2013

Revenue

We recognized $1,073,048 net revenues in the twelve months ended October 31, 2014. The Company commenced operations in February 2014. In 2013, the Company was in the development stage and there was no net revenue.

Operating Expenses

During the year ended October 31, 2014, we incurred general and administrative expenses and professional fees of  $621,407 compared to $31,571 incurred during the year ended October 31, 2013. General and administrative expenses  incurred during the year ended October 31, 2014 were generally related to corporate overhead, financial and  administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. Fiscal year 2013 expenses were generally related to financial and administrative expenses and were limited as the Company was not in operation during 2013.

Net Losses

Our net loss for the year ended October 31, 2014 was $320,459 as compared to a net loss of $31,571 for the year ended  October 31, 2013 due to the factors described above.

Cash Flows for the Twelve Months Ended October 31, 2014 Compared to the Twelve Months Ended October 31,  2014

As of October 31, 2014 we had total assets of  $407,128 and total liabilities of $683,298 as compared to total assets of $7,429 and total liabilities of $14,383 at October 31, 2013. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared  assuming that we will have sufficient resources to maintain operations through October 31, 2015. We expect we will require additional capital to meet our long- term requirements. We expect, but there can be no assurance, that we will raise additional capital through the issuance  of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended October 31, 2014, net cash  flows used in operating activities was $(494,690). Net cash flows used in operating activities was $(35,111) for the year  ended October 31, 2013. Most of the 2014 net cash flow used in operating activities was related to the prepayment of costs associated with ACMI contracts.

Cash Flows from Investing Activities

We used $(3,794) in investing activities during the twelve months ended October 31, 2014 compared to $0 in 2013, for the purchase of property and equipment during 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans, or from the issuance of equity shares to shareholders. For the year ended October 31, 2014, we generated net cash flows of $566,390 from the sale of our preferred stock and issuance of a convertible note. This compares to $35,900 generated from the proceeds from the sale of our common stock and shareholder loan during the twelve months ended October 31, 2013.

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

Plans to open FBO and MRO operations: The Company in anticipates that it will complete its development project for opening MRO’s and FBO’s sometime in the late 4th Quarter of 2015.  There are currently no revenue projections or business plans discussing same.

Ongoing negotiations to increase the number of aircraft under ACMI contracts to 18 - These conversations are in the verbal stage and there are as of yet no definitive projections or business plan(s).

Relationship between Basta, Monarch and WAB: The Management of Basta anticipates that the Agreement(s) between itself, Monarch and WAB will continue along the currently existing lines.  There are no additional expansions planned for 2015.

Contractual Obligations and Other Commercial Commitments

We currently do not have any obligations or commitments.

Warrants

As of October 31, 2014, we had no outstanding warrants.

Common Stock

As of October 31, 2014, there were 3,730,000 shares issued and outstanding, of which 3,000,000 are restricted.

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

●	We will have to assure that our board committee charters, corporate governance principles. Board committee minutes are properly drafted and maintained;
●
We will have to carefully analyze and assess all disclosures in all forms of public communications,  including periodic SEC filings, press releases, website postings, and investor conferences to assure legal  compliance;

●
We will have to assure corporate and SEC legal compliance with respect to proxy statements and  information statements circulated for our annual shareholder meetings, shareholder solicitations and other  shareholder information events;

●	We will have to assure securities law compliance for all equity-based employee benefit plans, including registration statements and prospectus distribution procedures;
●
We will have to continuously analyze the specific impact on our Company of all significant SEC  initiatives, policies, proposals and developments, as well as assess the rules of Public Company  Accounting Oversight Committee on governance procedures of Company and our audit committee;

●	We will have to comply with the specific listing requirements of a stock exchange if we qualify and apply for such listing;
●	Being a public company increases our director and officer liability-insurance costs;
●	We will have to engage and interface with a Transfer Agent regarding issuance and trading of our common stock, which may include Rule 144 stock transfer compliance matters; and
●	We will incur additional costs for legal services as a function of our needs to seek guidance on securities law disclosure questions and evolving compliance standards.
●
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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Accounting principles generally accepted in the United States of America, or U.S. GAAP, require estimates and assumptions to be made that affect the reported amounts in our consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding our business operations, financial condition and results of operations.

Revenue Recognition

We recognize revenue at the point the service is supplied to a customer. Revenue from the provision of services is recognized net of discounts and allowances.

Impairment of Long-Lived Assets

We review the carrying value of amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. Non-amortizing intangibles are reviewed annually for impairment. We have not recognized any impairment losses during the years ended October 31, 2014 and 2013.

Valuation of our Equity Securities

We use a fair-value based method to determine compensation for all arrangements under which Company employees and others receive shares, options or warrants to purchase common shares of Basta Holdings.  Future stock based compensation expense if any will be recorded over the requisite service period based on estimates of probability and time of achieving milestones and vesting. For accounting purposes, the shares will be considered issued and outstanding upon vesting.

Income taxes

The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards. In light of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of October 31, 2014 and 2013.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

Inflation

Inflation did not have a material effect on our operating results for the years ended December 31, 2014 and 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

ITEM 7A:    QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide  information required by this Item.

ITEM 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Basta Holdings, Corp. and Subsidiary

We have audited the accompanying consolidated balance sheet of Basta Holdings, Corp. and Subsidiary (“the Company”) as of October 31, 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Basta Holdings, Corp. and Subsidiary as of October 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Basta Holdings, Corp. and Subsidiary suffered losses from operations in 2014, had negative cash flows from operations in 2014, and had a working capital deficit at October 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mallah Furman

Fort Lauderdale, Florida
February 26, 2015

FS audit 2013
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Basta Holdings, Corp.
Henderson, Nevada

We have audited the accompanying balance sheet of Basta Holdings, Corp.(a development stage company) as of October 31, 2013 and the related statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Denver, Colorado
January 5, 2014	Cutler & Co. LLC

BASTA HOLDINGS, CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2014	2013

ASSETS

Current Assets
Cash	$71,795	$3,889
Deposits	50,000	—
Prepaid expenses	281,899	3,540

Total Current Assets	403,694	7,429

Property and equipment, net	3,434	—

Total Assets	$407,128	$7,429

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Loan payable - related party	$—	$14,383
Convertible note payable	505,832
Accounts payable	8,906	—
Deferred revenue	62,400
Accrued expenses	76,631	—
Advances payable	29,529	—

Total Current Liabilities	683,298	14,383

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred Stock $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at October 31, 2014 and 2013	—	—
Series B Convertible Preferred Stock $0.001 par value; 5,000,000 shares authorized; 37,500 issued and outstanding at October 31, 2014; no shares issued and outstanding at October 31, 2013	38	—
Common stock $0.001 par value; 250,000,000 shares authorized; 3,730,000 shares issued and outstanding at October 31, 2014 and 2013	3,730	3,730
Additional paid-in-capital	72,376	21,170
Accumulated deficit	(352,313)	(31,854)

Total Stockholders' Deficit	(276,169)	(6,954)

Total Liabilities and Stockholders' Deficit	$407,128	$7,429

The accompanying notes are an integral part of these consolidated financial statements.

BASTA HOLDINGS, CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended October 31,
	2014	2013

COMMISSION REVENUE, NET
(Flight revenue arranged - $5.5 million)	$1,073,048	$—

COST OF COMMISSION REVENUE	772,100	—

GROSS PROFIT	300,948	—

OPERATING EXPENSES
General and administrative	621,407	31,571

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(320,459)	(31,571)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(320,459)	$(31,571)

Net Loss per common share - Basic	$(0.09)	$—
Net Loss per common share - Diluted	$(0.09)	$—

Weighted Average Shares Outstanding - Basic	3,730,000	3,525,493
Weighted Average Shares Outstanding - Diluted	3,730,000	3,525,493

The accompanying notes are an integral part of these consolidated financial statements.

BASTA HOLDINGS. CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

	Class B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance, October 31, 2012	—	$—	3,000,000	$3,000	$—	$(283)	2,717

Common stock issued for cash at $0.03 per share	—	—	730,000	730	21,170	—	21,900

Net loss for the year	—	—	—	—	—	(31,571)	(31,571)

Balance, October 31, 2013	—	—	3,730,000	3,730	21,170	(31,854)	(6,954)

Issuance of 37,500 shares of Class B Convertible Preferred Stock	37,500	38	—	—	37,462	—	37,500

Shareholder loan forgiven as contributed capital	—	—	—	—	13,744	—	13,744

Net loss for the year	—	—	—	—	—	(320,459)	(320,459)

Balance, October 31, 2014	37,500	$38	3,730,000	$3,730	$72,376	$(352,313)	$(276,169)

The accompanying notes are an integral part of these consolidated financial statements.

BASTA HOLDINGS, CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(320,459)	$(31,571)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation expense	359	—
Non-cash interest expense	5,832	—
Changes in operating assets and liabilities:
Deposits	(50,000)	—
Prepaid expenses	(278,359)	(3,540)
Accounts payable	8,906	—
Deferred revenue	62,400	—
Accrued expenses	76,631	—

NET CASH USED IN OPERATING ACTIVITIES	(494,690)	(35,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,794)	—

NET CASH USED IN INVESTING ACTIVITIES	(3,794)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	37,500	—
Proceeds from sale of common stock	—	21,900
Net proceeds received from advances payable	29,529	—
Payment of related party loan	(639)	—
Proceeds from issuance of convertible note	500,000	—
Proceeds from shareholder loan	—	14,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	566,390	35,900

Net Increase in Cash	67,906	789

Cash, Beginning of Year	3,889	3,100

Cash, End of Year	$71,795	$3,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shareholder loan forgiven as contributed capital	$13,744	$—

The accompanying notes are an integral part of these consolidated financial statements.

BASTA HOLDINGS, CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Basta Holdings, Corp. (the “Company”, “us”, “we”) was incorporated under the laws of the State of Nevada on May 11, 2011 and intended to commence operations in the distribution of copper pipes and fittings for sanitary engineering. In January 2014, the Company’s majority shareholder sold 100% of her ownership representing 80.42% of the Company’s outstanding common shares to a third party in a private transaction. Coincidental with this change of ownership, the Company discontinued its previous business plan to distribute copper pipes and fittings for sanitary engineering and adopted a new business plan to provide aviation services to third parties. These services include the provision of aviation support services to Aircraft Charter Solutions, Inc. (“ACS”), a company that provides aviation support services to AECOM Technology Corporation, a subcontractor for Dyncorp International Inc., which is a contractor for the U.S. government under the U.S. Army’s Logistics Civil Augmentation Program (“LOGCAP”) in Afghanistan. The Company has been a subcontractor for ACS, providing ACMI (aircraft, crew, maintenance, insurance) as well as war risk insurance, operational management and dispatch coordination for flights, U.S. government regulation and compliance with government mandated MOD 11 level medical examinations, visas and communication support, and other management and logistic support. The Company’s flight operations will include services such as the delivery of food, water, fuel, spare parts, personnel and other items to locations throughout Afghanistan. Additionally, the Company provides similar services to IAL International Aviation Logistics Limited (“IAL”) for services rendered in Libya.

The Company also provides management services to WAB International, Inc. (“WAB”), and promotion and marketing of services to Monarch Air Group, LLC (“Monarch”), which are affiliated with the Company through common management and indirect common ownership.

NOTE 2 – GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At October 31, 2014, we had an accumulated deficit of $352,313 and a working capital deficit of $279,604. During the year ended October 31, 2014, we incurred a net loss of $320,459 and negative cash flow from operations of $494,690. We will in all likelihood continue to sustain operating losses and negative cash flow from operations until we can complete our business plan of operations, which would include long-term ACMI contract commitments and completion of our development project for FBO and MRO operations in late 2015.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, and achievement of profitable operations. In this regard, management is planning to raise any necessary additional funds through loans and additional sales of its common stock. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The Company has adopted an October 31 fiscal year end.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mercury Tours, Inc. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

BASTA HOLDINGS, CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

*
Level 3-Inputs are unobservable inputs that reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expenses,  accounts payable, accrued expenses, advances payable and deferred revenue approximate their fair market value based on the short-term maturity of these financial instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of October 31, 2014 and 2013.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended October 31, 2014 and 2013.

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

BASTA HOLDINGS, CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of October 31, 2014 and 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future. The Company is subject to U.S. Federal income tax examinations for the tax years ended October 31, 2012 through October 31, 2014.

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses on the accompanying consolidated  statements of operations.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company issued no stock based compensation during the years ended October 31, 2014 or 2013.

Net income (loss) per share of common stock

The Company computes income (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. During the year  ended October  31, 2014, 37,500 preferred B shares were issued.  These shares were not included in weighted average shares outstanding on a diluted basis because the effect of inclusion is anti-dilutive.

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company's securities including such person's immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

BASTA HOLDINGS, CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 which outlines a single comprehensive model for companies to use when accounting for revenue arising from contracts with customers. The core principle of the revenue recognition model is that an entity recognizes revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to achieve this core principle a company must apply the following steps in determining revenue recognition:

●	Identify the contract(s) with a customer.
●	Identify the performance obligations in the contract.
●	Determine the transaction price.
●	Allocate the transaction price to the performance obligations in the contract.
●	Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period with early application not allowed. Management is currently assessing whether the implementation of ASU 2014-09 will have any material effect on the Company’s consolidated financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

Flight services performed by affiliated company

The Company paid $4,160,300 to WAB for costs related to flight services provided to our customers during the year ended October  31, 2014. These costs are reported as part of commission revenue, net, on the accompanying consolidated statements of operations.

NOTE 5 – ADVANCES PAYABLE

During the year ended October 31, 2014, the Company received advances from WAB for working capital purposes. The advances bear no interest, are payable on demand and are unsecured. At October 31, 2014, the Company owes WAB $29,529.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On August 21, 2014, the Company entered into a convertible note agreement.  The principal amount of the note was $500,000, with an annual interest of 6% and a maturity date of August 20, 2015.  The note holder has the option to convert the note principal,  at any time until the maturity date, into Company common shares at a conversion rate of $6.70 per share, which represented the average closing price of the Company’s common shares at the date of note issuance.   The Company determined that the note agreement did not contain any derivative or beneficial conversion features.  Interest expense accrued but unpaid during the year ended October 31, 2014 was $5,832.

NOTE 7 – STOCKHOLDERS’ DEFICIT

On April 10, 2014, the Company amended its articles of incorporation to increase the number of authorized common shares with a par value of $0.001 per share from 75,000,000 common shares to 250,000,000 common shares. Additionally, the Company changed its capitalization to include 5,000,000 shares of Series A Preferred Stock, $0.001 par value, and 5,000,000 shares of Series B Convertible Preferred Stock, $0.001 par value which are issuable at the discretion of the board of directors.

BASTA HOLDINGS, CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
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

As of October 31, 2014, the Company had 3,730,000 shares of common stock issued and outstanding, no Series A preferred stock issued and outstanding, and 37,500 Series B preferred stock issued and outstanding.

NOTE 8 – COMMITMENTS

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

WAB provides airlift support, dedicated helicopters and rotary and fixed wing aircraft to international clientele. WAB’s services include cargo and passenger transportation, logging, mining support, offshore drilling support, relief efforts, firefighting and search-and-rescue.

As of October 31, 2014, the Company had not commenced any activities pursuant to the Exclusive Agreement for Management. On May 1, 2014, the Company’s management decided to amend the agreement with WAB to enable Basta to enter into its own management services agreements with customers, some of which include former customers of WAB.

Agreement with Monarch

Effective January 31, 2014, the Company entered into an Exclusive Agreement for the Promotion and Marketing of Services of Monarch Air Group, LLC (“Monarch”). Upon execution of this agreement, the Company received a one-time fee of $5,000, which has been reflected in revenues for the year  ended October  31, 2014, and Monarch agreed to pay us 10% of gross sales generated from the flight services under this agreement. No fees were paid to Basta from Monarch due to this arrangement.

Monarch is a Florida limited liability company that is in the business of providing aircraft, crew maintenance and insurance leases for rotary and fixed wing aircraft as well as chartering on-demand private, corporate and luxury flights.

BASTA HOLDINGS, CORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

Operating lease

On April 20, 2014 and beginning on May 5, 2014, the Company entered into a two year Aircraft Dry Operating Lease Agreement (the Aircraft Dry Lease”) with an individual in connection with the lease of an aircraft. The Aircraft Dry Lease expires on May 6, 2016, can be renewed by agreement in writing by all parties, and can be cancelled at any time with at least 60 day notice to the other without cause. Payments due pursuant to Aircraft Dry Lease are $10,000 per month plus $700 per flight hours flown in the previous month. Upon receipt of the aircraft, it was determined that it had maintenance issues that would keep it from safely flying for a significant period, and so the lease was adjusted to start once the aircraft is deemed safe for flight. The lease did not commence as of the date of these financial statements.

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

Letter of Intent with Peruvian Company

On August 15, 2014, we entered into a Letter of Intent (“LOI”) with Heliflight Peru SAC ("Heliflight Peru") which provides the framework for the leasing of helicopters to Heliflight Peru. Both parties have 90 days to complete due diligence and to execute a final agreement and one hundred twenty (120) days to close the transaction. The LOI requires that once a final agreement is reached, Heliflight Peru will be required to lease helicopters with certain minimum hours. The amount of revenues that the Company will generate if a final agreement is reached is to be determined. There is of no assurance that a final agreement will be reached.

Letter of Intent with Colombian Company, ISIN Number Assigned

On August 19, 2014, we entered into a Letter of Intent with Heli Jet S.A.S. ("Heli Jet") which provides the framework for us acquiring 49% of Heli Jet, which is located in Bogota, Colombia. Heli Jet is a general aviation company with two locations in Colombia that specializes in providing fixed wing aircraft leases primarily in the form of chartered jets for corporate executives. The amount of revenues which the Company will generate if a final agreement is reached is to be determined. There is no assurance that a final agreement will be reached.

NOTE 9 – INCOME TAXES

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at October 31, 2014 and 2013 consists of the following:

	2014	2013
Gross deferred tax assets:
Net operating loss carryforwards	$121,000	$12,000
Total deferred tax assets	121,000	12,000
Less: valuation allowance	(121,000)	(12,000)
Net deferred tax asset	$—	$—

The actual tax benefit differs from the expected tax benefit (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5.5% for State income taxes, a blended rate of 37.63%) as follows:

	2014	2013
Expected tax benefit - Federal	$(112,000)	$(11,000)
Expected tax benefit - State	(9,000)	(1,000)
Change in Valuation Allowance	121,000	12,000
Actual tax expense (benefit)	$—	$—

The Company has a net operating loss carryforward for tax purposes totaling approximately $320,000 at October 31, 2014, which begin to expire in 2034. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 10 – SUBSEQUENT EVENTS

On November 6, 2014, the Company entered into an unsecured promissory note agreement. The principal amount of the note was $180,000, with as annual interest rate of 9% and a maturity date of May 6, 2015.

ITEM 9:       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 4, 2014,  Mallah, Furman  & Company, Certified Public Accountants   (“MF”) was engaged as the registered independent public accountant for Basta Holdings Corp.,  a Nevada corporation (the “Company”) and Culter & Co., LLC (“C&C”) was dismissed as the registered independent public accountant for the Company.  The decisions to appoint MF and dismiss C&C were approved by the Board of Directors of the Company on September 4, 2014.

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in the independent public accounting firm report on the financial statements for the years ended October 31, 2013, C&C’s reports on the financial statements of the Company for the year ended October 31, 2013 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. For the most recent fiscal year and any subsequent interim period through C&C’s termination on September 4, 2014, C&C disclosed the uncertainty regarding the ability of the Company to continue as a going concern in its report on the financial statements.

In connection with the audit and review of the financial statements of the Company through April 30, 2014, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with C&C’s opinion to the subject matter of the disagreement.

 In connection with the audited financial statements of the Company for the year ended October 31, 2013 and unaudited financial statements through October 31, 2014, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

 Prior to September 4, 2014, the Company did not consult with MF regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10- K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of October 31, 2014, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting was not adequate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404.A. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;
(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors; and
(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the issuer’s financial statements.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of October 31, 2014, the end of the period covered by this Annual Report on Form 10-K for the year ended October 31, 2014. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework, published in 1992. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective during the 2014 fiscal year at the reasonable assurance level, as a result of the following material weaknesses, which are indicative of many small companies with limited staff:
i.	inadequate segregation of duties and ineffective risk assessment;
ii.	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines;
iii.
lack of a sufficient complement of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or GAAP, commensurate with our financial reporting requirements;

iv.	policies and procedures with respect to the review, supervision, and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively;
v.	lack of effective monitoring of financial reporting due to the lack of an audit committee with independent members and a financial expert; and
vi.
inadequate testing of our financial activity level controls or our information technology general controls to determine whether they were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

As a result of these control weaknesses, numerous audit adjustments to our consolidated financial statements were identified during the course of the audit. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by management or our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses.

Despite these control weaknesses, management has reviewed the financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

Remediation of Material Weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

i.	Increase number of finance and accounting personnel

ii.
Hire a CFO or contract with a third party consultant who has the required background and experience in accounting principles generally accepted in the United States of America and with SEC rules and regulations.

iii.	Implement policies and procedures with respect to review, supervision and monitoring of our accounting and reporting functions

iv.	Recruitment of independent board of directors, and establishment of an audit commitee with financial expertise

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2015.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

On January 16, 2014, we filed a form 8-k to report a change in control and a change in our plan of operation. As this report covers the fiscal year ended October 31, 2014, a good deal of the information has been superseded. Investors are urged to read and understand all of our filings with the Securities and Exchange Commission prior to making any investment decisions about the company or its securities.

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers:

Name	Age	Position

Dr,. Jacob Gitman, PhD	57	President, Treasurer, Director, CEO, CFO

Sophie Xue	52	Director, Vice President, China and Asia-Pacific Markets

Mr. Hugh Avery	46	Vice President of Operations

The business address of our officers and director is 1111 Kane Concourse, Suite 518, Bay Harbor Island, Florida 33154.

BOARD COMPOSITION

Our Bylaws provide that the Board of Directors shall consist of one or more members, but not more than nine, and that our shareholders shall determine the number of directors at each regular meeting. Each director serves for a term that expires at the next regular meeting of the shareholders or until his successor is elected and qualified.

Jacob Gitman, Ph.D. President, CEO, CFO

Prior to his current role at the firm, Dr. Gitman previously served as President of WAB International, Inc., an aircraft operating and investment company with annual revenues exceeding $70 million from 2011-2013.

Having received his undergraduate degrees in Physics and Mining from the Moscow Mining Institute, Dr. Gitman was awarded a Ph.D. in the Physics of Solids from the Soviet Union Academy of Science in 1985 and is the author of more than 50 scientific publications, patents, and commercial inventions.

In addition to WAB, Dr. Gitman served as both the CEO of VGM International (since 1998), a Florida-based holding company involved in the commodity trading business, and Skyway, LLC, a cargo jet and transportation provider with operations in South Florida, U.S.A., Central Asia, and the U.A.E.

Other past endeavors include a fellowship in the Mining Research and Development Institute, Soviet Academy of Science. He is also the founder of Technology Group (1987), one of the first privately owned research and development centers in Russia. The group has been responsible for various investments within the high tech and mining industries throughout Eastern Europe.

Joseph Hugh Avery Vice President of Operations

Joseph Hugh Avery has over fifteen (15) years of experience in corporate operations, sales inspection, training, policy and management. Mr. Avery has worked as Vice President of Operations, training and business development for a 14 CFR Part 135 and 91K  air carrier operating a fleet of Piaggo aircraft. He has further experience as Vice President of Operations of Orion Air Group/Tempus Jets, Inc., responsible for managing operations, programs, training and business development for 14 CFR Part 135 air carrier certificate and Part 91 managed aircraft.

Additional, Mr. Avery has worked as Director of Operations for Presidential Airways managing operations, programs training and supervision for a $300 million dollar aviation corporation with CARB certification.

Furthermore, Mr. Avery has worked as a captain for Harrah's Entertainment where he was responsible for the oversight of all flight operations and has word as a chief pilot for ACA / Independence Air.

Moreover, Mr. Avery worked as a Specialist, E-4 for the U.S. Air Force and is a graduate of Averett College in Danville, Virginia, where he acquired his Bachelor of Science in Aviation Management.

Sophie Xue Director, Vice President, China and Asian Pacific Markets

With  more  than  20  years  of experience  within the  financial  services  industry  both here and abroad, Xue serves as the firm’s liaison for our China and Asian Pacific region markets. As a senior executive, Xue has participated in raising for debt and equity financing for private, pre-public and public companies; structured cross-border mergers and acquisitions; and has worked within the investment banking, energy, and the aviation and aerospace fields.

Current board and related positions include Member, Board of Directors, Endaxi Capital Partners, Inc., New York, New York; Advisory Board Member, Desmond Capital, Hong Kong; Fund Management, affiliate of Craven House Capital, PLC, London; Chairman, ZMY Financial Group, Ltd., Hong  Kong;  Global  Chairman,  Shanghai  Golden  Atlas  Capital  Management  C.,  Ltd.,  China; Chairman, China Advisory Board, ForceFeld Energies, Inc., New York, New York;  Senior Advisor,

Venro Energy/Petroleum Corporation, New York, New York; Senior Investment Advisor, Chongqing Helicopter  Investment  Co.,  Ltd.,  China;  and  Senior  Advisor/Overseas  Chairman,  Qingdao  Free Trade Port Area of China, China. Xue  has  also  served  as  President,  China  International  Investment Group,  (2002-2012); Senior Financial  Advisor,  Zhejiang  General  Aviation  Industry  Co.,  Ltd.  (2010-2013);  Advisory  Board Member, Global Chinese Financial Forum, World Economic Forum (2008-2010); Official Representative,  Ministry  of  Foreign  Investment  at  Heilongjiang  Provincial  Government,  China (1993-2008);  Senior  Financial  Advisor,  China  and  Asian  Pacific  Regions,  Pan-American  Capital Group, Inc. (1999-2008); Overseas Director of Overseas Chinese Technical and Economic Association at Jiangsu Provincial Government, China (1994-2009); Overseas Business Agent of Social Welfare Enterprise Association of Ministry of Civil Affairs of Zhejiang Provincial Government, China (1995-2009); and Vice Chairman, Social Welfare Enterprise Association of Ministry of Civil Affairs of Hubei Provincial Government, China (1996-2010).

Xue has also served on various Olympic Organizing Committees (China).

COMMITTEES OF THE BOARD OF DIRECTORS

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”) , even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the executive officers described above.

FAMILY RELATIONSHIPS

There are no familial relationships among any of our officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, since inception: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to our Chief Executive Officer and other named officers of our Company for fiscal 2014. The table does not provide information for such items as bonuses, stock awards, and other compensation as these items were not awarded to our officers. Also, narrative disclosure to the summary compensation table is not provided as our officers are not employed under employment contracts.

Jacob Gitman	Chief Executive Officer and Chief Financial Officer	$70,565

Joseph Avery	Vice President of Operations	$21,400

Sophie Xue	Vice President, China and Asia-Pacific Markets	$0

David Gitman	Project Manager	$43,400
Director Compensation

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a Director.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of October 31, 2014 no executive officer or director, or any former executive officer or director held unexercised options, stock that had not vested, or equity incentive plan awards.

GRANTS OF STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

No stock options or stock appreciation rights were granted to any executive officer, or any former executive officer and none hold unexercised options, stock that had not vested, or equity incentive plan awards.

OPTIONS/SAR EXERCISE

None of our directors, executive officers, or former directors or executive officers were issued any stock options or stock appreciation rights during the during the period from January 1, 2014 (inception) until October 31, 2014, and none of them holds unexercised stock options held as of such date.

LONG TERM INCENTIVE PLAN AWARDS

We have no long-term incentive plans.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

 ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of October 31, 2014 for:

* each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

* each of our executive officers;

* each of our directors; and

* all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o Basta Holdings, Corp. 1111 Kane Concourse, Suite 518, Bay Harbor Islands, FL 33154.
Phone:(305) 867-1228

The percentage ownership information shown in the table below is calculated based on 3,730,000 shares of our common stock issued and outstanding as of October 31, 2014. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common Stock	Mila Tulchinskaya	2,945,000	78.95%

Common Stock	Sophie Xue	55,000	1.47%

All directors and officers as a Group 1.47%.

DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to our directors, officers or persons controlling us, we have been advised that it is the Securities and Exchange Commission’s opinion that such indemnification is against public policy as expressed in such act and is, therefore, unenforceable.

CHANGES IN CONTROL

There are no present arrangements or pledges of the Company’s securities, known to management, which may result in a change in control of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Our officers and directors may be considered promoters of the Company due to their participation in and management of the business since its incorporation.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The following is a summary of the fees billed to us by our independent Certified Public Accountants for professional services rendered for the past two fiscal years:

Fee Category	Fiscal 2013 Fees	Fiscal 2014 Fees
Audit Fees	$13,455	$29,125
Tax Fees	$7,335	$0
All Other Fees	$13,251	$16,050

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Singing Machine's consolidated financial statements and review of the interim consolidated financial statements included in quarterly report and services that were provided by Mallah Furman, Certified Public Accountants in connection with statutory and regulatory filings or engagements.

Tax Fees - Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.

POLICY ON PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

We do not have an Audit Committee. Nevertheless, the Company’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	1. The following financial statements for Basta Holdings, Corp. are filed as part of this report:

Consolidated Balance Sheets – October 31, 2013 and 2014.

Consolidated Statements of Income – Years ended October 31, 2014, 2013.

Consolidated Statements of Shareholders’ Equity (deficit) – Years ended October 31, 2013 and 2014.

Consolidated Statements of Cash Flows – Years ended October 31, 2014 and 2013.

(b)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Basta Holdings Corporation filed with Nevada Secretary of State on May 11, 2011 (incorporated by reference to Exhibit 3.1 in the Basta Holdings registration statement on Form S-1 filed with the SEC on December 12, 2012.

3.2	By-Laws of Basta Holdings Corporation (incorporated by reference to Exhibit 3.2 in Basta Holdings registration statement on Form S-1 filed with the SEC on December 12, 2012.

10.2	Convertible Note (incorporated by reference to Exhibit 10.1 in Basta Holdings statement on Form 8-K filed with the SEC on September 3, 2014.)

10.3	Promissory Note filed herewith*

31.1	Certification of Jacob Gitman, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Jacob Gitman, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets as of October 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the two years ended in October 31, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the two years ended in October 31, 2014 and 2013; (iv) Consolidated Statements of Shareholders Equity (Deficit) for the two years ended in October 31, 2014 and 2013; and (v) Notes to the Consolidated Financial Statements*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its  behalf by the undersigned, thereunto duly authorized.

BASTA HOILDINGS CORP.
By: /s/ Dr. Jacob Gitman, PhD.
Dated: February 13, 2015	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)