Form 10-Q
period 2015-01-31
BASTA HOLDINGS, CORP.
filed 2015-05-06
CIK 1562201

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2015

Commission file no.: 333-185572

BASTA HOLDINGS, CORP.

(Name of Small Business Issuer in its Charter)

Nevada

(State or other jurisdiction of incorporation or organization)

99-0367603

(I.R.S. Employer Identification No.)

1111 Kane Concourse, Suite 518, Bay Harbor Islands, FL 33154

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (954) 905-6006

Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any. every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 6, 2015 there were 3,730,000 shares of voting stock of the registrant issued and outstanding.

TABLE OF CONTENTS

PART I

Page
Item 1. Financial Statements.	1

PART II

i

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding, among other matters, the state of the Aircraft/Crew/Maintenance/Insurance (“ACMI”) leasing industry, our access to the capital markets, our ability to restructure contracts and operate aircraft, the structure of our ACMI contracts and agreements, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general aviation industry, economic and business conditions, which will, among other things, affect demand for aircraft leasing, availability and credit worthiness of current and prospective ACMI customers, contract rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements, as well as the factors discussed under “Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street. NE. Washington. DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

ii

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Basta Holdings, Corp.

Condensed Consolidated Balance Sheets

(unaudited)

	January 31,	October 31,
	2015	2014
Assets
Cash	$23,004	$71,795
Accounts receivable	478,865	-
Deposits	50,000	50,000
Prepaid Expense	10,000	281,899
Total Current Assets	561,869	403,694
Property and equipment, net	3,299	3,434
Total Assets	$565,168	$407,128

Liabilities and Stockholders Deficit
Current Liabilities
Accounts payable	$796	$8,906
Accrued liability	6,889	76,631
Note payable	182,545	-
Convertible note payable, net of discount	494,772	505,832
Deferred revenue	-	62,400
Advances payable	29,528	29,528
Total Current Liabilities	714,530	683,297

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred Stock $0.001 par value, 5,000,000 shares authorized
no shares issued and outstanding at January 31, 2015 and October 31, 2015	-	-
Series B Convertible Preferred Stock $0.001 par value: 5,000,000 shares authorized, 37,500 shares issued and outstanding at January 31, 2015
and October 31, 2014	38	38
Common stock, $0.001 par value; 250,000,000 shares authorized;
3,730,000 shares issued and outstanding at January 31, 2015 and October 31, 2014	3,730	3,730
Additional paid in capital	105,958	72,376
Accumulated deficit	(259,088)	(352,313)
Total Stockholders' Deficit	(149,362)	(276,169)
Total Liabilities and Stockholders' Deficit	$565,168	$407,128

The accompanying notes are an integral part of these condensed consolidated financial statements

Basta Holdings, Corp.

Condensed Consolidated Statement of Operations

(unaudited)

	For the	For the
	three months	three months
	ended	ended
	January 31,	January 31,
	2015	2014
Commission revenue, net	$424,254	$5,000
(Flight revenue arranged - $1.7 milliom)

Cost of commission revenue	72,149	-

Gross Profit	352,105	5,000

Operating Expense
General and administrative	233,784	10,935
Income (loss) from operations	118,321	(5,935)

Other income(expenses)
Interest expense	(25,096)	-

Net Income (loss) before income tax	$93,225	$(5,935)

Provision for income tax	-	-

Net income (loss)	$93,225	$(5,935)

Net income (loss) per common share - Basic	$0.02	$(0.00)
Net income (loss) per common share - Diluted	$0.02	$(0.00)

Weighted Averages Shares Outstanding - Basic	3,730,000	3,730,000
Weighted Averages Shares Outstanding - Diluted	3,730,000	3,730,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Basta Holdings, Corp.

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the three months ended January 31,
	2015	2014
Cash Flow From Operating Activities
Net Loss	$93,225	$(5,935)
Cash used in operating activities
Depreciation expense	135	-
Discount on notes payable	15,048	-
Changes in operating assets and liabilities
Accounts receivable	(478,865)	-
Prepaid expense	271,899	2,001
Accounts payable	(8,110)	5,684
Accrued interest expense	10,018	-
Deferred revenue	(62,400)	13,000
Accrued expense	(69,741)	-
Net Cash (Used in) Provided by Operating Activities	(228,791)	14,750

Cash Flow From Investing Activities
Investment in Mercury Tours	-	(639)
Net Cash Used in Investing Activities	-	(639)

Cash Used in Financing Activities
Proceeds from issuance of note	180,000	-
Net Cash Provided by Financing Activities	180,000	-

Net change in Cash	(48,791)	14,111
Cash, Beginning of Year	71,795	3,889
Cash, End of Year	$23,004	$18,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$30	$-
Cash paid for income Taxes	$-	$-

Non-cash Investing and Financing Activities:
Reclassification of loan payable - related party to paid-in capital on forgiveness of loan	$13,744	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Basta Holdings. Corp. (the "Company”, “Basta”, “us”, “we”) was incorporated under the laws of the State of Nevada on May 11. 2011 and intended to commence operations in the distribution of copper pipes and fittings for sanitary engineering. In January 2014, the Company’s majority shareholder sold 100% of her ownership, which represented 80.43% of the Company’s outstanding common shares, to a third party in a private transaction. Coincidental with this change of ownership, the Company discontinued its previous business plan to distribute copper pipes and fittings and adopted a new business plan to provide aviation services to third parties. Basta is a provider of contract procurement, aviation business development and aircraft management services for fixed and rotary winged aircraft. Additional areas of existing and planned operational focus include provision of cargo aviation services, long-term lease/charter management, fixed and rotary maintenance and overhaul service, business aviation, fixed base operations (“FBO”) development and operation. The Company is currently under the leadership of Dr. Jacob Gitman, PhD, Chief Executive Officer and Chief Financial Officer.

The Company’s primary service targets include oil & gas companies, firefighting operators and governmental agencies. We seek to operate our business on a global basis, providing aircraft and aviation services to customers in every major geographical region, including markets such as Asia, the Pacific Rim, Latin America, the Middle East and Eastern Europe. Many of these markets are experiencing increased demand for aviation services and have lower market saturation than more mature markets such as North America and Western Europe. We expect that these markets will also present significant growth opportunities in upcoming years as the aging aircraft and infrastructure in these markets require replacement and updates with new, modern facilities, technology and rugged fuel efficient aircraft. An important focus of our strategy is meeting the needs of this replacement market. Governments and non-governmental organizations (“NGO”s) in some of these markets have fewer alternatives, enabling us to command relatively higher contract rates compared to those in more mature markets.

Our business plan seeks to mitigate the risks of owning, operating and leasing aircraft through careful management and diversification of our ACMI contracts and counterparties by geography, contract term, and aircraft age and type. We believe that diversification of our operating ACMI portfolio reduces the risks associated with individual counterparty defaults and adverse geopolitical and regional economic events. We mitigate the risks associated with cyclical variations in the aviation industry by managing customer concentrations and contract maturities in our operating portfolio to minimize periods of concentrated contract expirations. In order to maximize residual values and minimize the risk of obsolescence, our strategy is to lease and contract only rugged, easy to operate aircraft with proven track records of field capable maintenance.

As of January 31, 2015, we provided management advisory service for aircraft and provided ACMI contract advice to a globally diversified customer base comprised of 3 entities (Monarch Air Group, LLC, and WAB International, Inc.). During 2014, we entered into several Letters of Intent with new partners and are developing commitments to work with up to 18 additional aircraft.

As of January 31, 2015, all of our ACMI advised contracts had the appropriately contracted number of aircraft assigned and operational.

Our capabilities include: ACMI Leasing, Passenger and Cargo Operations, Aircraft Management Maintenance and Overhaul, Fixed Base Operator (FBO) Management, Logistics Management for Construction, Mining, Logging, Remote Heavy Industry, Offshore Drilling Support, Aerial Mapping and Surveillance Services, Air Ambulance, Logistical and Airlift Support Services, Search and Rescue, Very Important Person Transport, Emergency Evacuation, Humanitarian Relief Efforts, Aviation Fuel Provision and Insertion and Extraction Operations.

The target market in which the Company will focus its sales efforts is: the United Nations, the U.S. Department of Defense, the U.S. State Department, the Canadian Department of National Defense, the World Food Program, Fortune 500 Companies and worldwide NGOs.

Competition

The ACMI leasing of aircraft is highly competitive. We face competition from aircraft manufacturers, banks, financial institutions, other ACMI leasing companies, aircraft brokers and airlines. Some of our competitors may have greater operating and financial resources and access to lower capital costs than we have. Competition for ACMI leasing transactions is based on a number of factors, including delivery dates, lease rates, lease terms, other lease provisions, aircraft condition and the availability in the marketplace of the types of aircraft required to meet the needs of aviation transport customers. Competition in the purchase and sale of used aircraft is based principally on the availability of used aircraft, price, the terms of the lease to which an aircraft is subject and the creditworthiness of the lessee, if any. The Company also plans to offer management services to fixed base operators (“FBOs”) and maintenance, repair and overhaul (“MRO”) owners. While the domestic market is saturated, the Company believes the international market is wide-open.

Government Regulation

The air transportation provider industry is highly regulated. We operate commercial and private aircraft, and thus are directly subject to many industry laws and regulations, such as regulations of the U S. Federal Aviation Administration (“FAA”), the U.S. Department of Defense (“DOD”), Department of State (the “DOS”), the U.S. Department of Transportation (“DOT”), or their counterpart organizations in foreign countries regarding the operation of aircraft for public transportation of passengers and property. As discussed below, we are subject to rigorous government regulation in a number of respects. In addition, our ACMI lessees are subject to extensive regulation under the laws of the jurisdictions in which they are registered or operate. These laws govern, among other things, the registration, operation, maintenance and condition of the aircraft.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”).  The Company has adopted an October 31 fiscal year end.

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

Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

•	Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•	Level 3-Inputs are unobservable inputs that reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges as of January 31, 2015

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, products are fully delivered or services have been provided, the purchase price is fixed or determinable and collection is reasonably assured. Revenue from helicopter services on an “ad hoc” basis, which usually entails a short contract notice period and duration, is recognized as the related services are performed and is based on a monthly fixed fee plus additional fees for each hour flown.  The Company works as an agent between its customers and the service providers under these “ad hoc” service arrangements.  Therefore, the Company recognizes revenue under these arrangements on the net amount retained; which is the amount billed to the customer less the amount paid to the service providers.

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

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of January 31, 2015 and October 31, 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future. The Company is subject to U.S. Federal income tax examinations for the tax year ended October 31, 2012 through October 31, 2014.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company issued no stock based compensation during the period ending January 31, 2015.

Net income (loss) per share of common stock

The Company computes income (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. During the quarter ended January 31, 2015, 37,500 preferred B shares were issued.  These shares were not included in weighted average shares outstanding on a diluted basis because the effect of inclusion is anti-dilutive.

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

The Company’s President, Treasurer, Chief Executive Office, Chief Financial Officer and director, Jacob Gitman, owns 90% of Monarch Air Group, LLC (“Monarch”).

Effective January 31, 2014, the Company entered into an Exclusive Agreement for the Promotion and Marketing of Services of Monarch. Upon execution of this agreement, the Company received a one-time fee of $5,000, which has been reflected in revenues for the year ended October 31, 2014, and Monarch agreed to pay us 10% of gross sales generated from the flight services under this agreement. No fees were paid to Basta from Monarch due to this arrangement, and no revenues were generated from this contract as of January 31, 2015.

On May 30, 2014, the Company entered into an Aircraft Management Agreement with Monarch. Pursuant to that Agreement, Monarch agreed to use, maintain and operate a Beechcraft 400 that the Company leases.  Monarch agreed to maintain the aircraft and manage it at the Company’s expense and cost and the Company agreed to pay Monarch 10% of all funds received for Charters in any given month.  Additionally, pilot salaries and benefits and other expenses, as defined, will be paid by the Company. Basta received no payments from Monarch from this agreement, and no revenue was generated from this contract as of January 31, 2015.

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310, "Receivables." The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption of the guidance is permitted. The impact of this guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

NOTE 3 - ADVANCES PAYABLE

During the year ended October 31, 2014, the Company received advances from WAB for working capital purposes. The advances bear no interest, are payable on demand and are unsecured. At January 31, 2015, the Company owed WAB $29,528.

NOTE 4 - CONVERTIBLE DEBENTURE

On August 21, 2014, the Company entered into a 6% Secured Convertible Debenture. The debenture carries a one year term. The debenture was issued in the amount of $500,000. The debenture has a conversion feature at a share price of $6.70. The Company recognized a beneficial conversion feature (BCF) due to the intrinsic value of the conversion rate compared to the market price of the common stock as of the grant date. A discount is computed based on the share value at the time of issuance and amortized over the period of the debenture.

	January 31, 2015	October 31, 2014
Convertible debenture – related party	$500,000	$500,000
Beneficial conversion feature	(18,534)	-
Accumulated interest	13,306	-
Convertible debenture, net of BCF	$494,772	$500,000

NOTE 5 - NOTE PAYABLE

The Company entered into a 6% Promissory Note. The note matures on May 6, 2015. The note was issued in the amount of $180,000 on November 5, 2014.

January 31, 2015
Note payable	$180,000
Accumulated interest	2,545
Note payable	$182,545

NOTE 6 - STOCKHOLDERS’ DEFICIT

On April 10, 2014, the Company amended its articles of incorporation to increase the number of authorized common shares with a par value of $0.001 per share from 75,000,000 common shares to 250,000,000 common shares. Additionally, the Company changed its capitalization to include 5,000,000 shares of Series A Preferred Stock, $0.001 par value (“Series A Preferred Stock”), and 5,000,000 shares of Series B Convertible Preferred Stock, $0.001 par value (“Series B Preferred Stock”), which are issuable at the discretion of the board of directors.

Series A Preferred Stock

Dividends shall be paid on Series A Preferred Stock at the discretion of the Board of Directors. Each share of Series A Preferred Stock shall be entitled to ten (10) votes on all shareholder matters.

Series B Preferred Stock

Dividends shall be paid on the Series B Preferred Stock at the discretion of the Board of Directors. Upon the request of the holder, each share of Series B Preferred Stock shall be convertible into two (2) shares of Common Stock. Shares of Series B Preferred Stock shall not be entitled to vote on any shareholder matter and shall have no voting rights whatsoever.

As of January 31, 2015, the Company had 3,730,000 shares of common stock issued and outstanding, no Series A Preferred Stock issued and outstanding, and 37,500 Series B Preferred Stock issued and outstanding.

NOTE 7 - COMMITMENTS

Material agreements

On January 31, 2014, the Company entered into the following two agreements:

Agreement with WAB

On January 31, 2014, and effective January 31, 2014, the Company entered into an Exclusive Agreement for Management related to two of WAB’s aviation services contracts. As consideration for this agreement, the Company originally agreed to amend its articles of incorporation to authorize the issuance of a number of shares of Series A Preferred Stock to be determined at a later date and each such share was to entitle the holder to a certain number of votes. As the terms of this proposed agreement had not been finalized at January 31, 2014, the proposed issuance of the undetermined number of shares of Series A Preferred Stock was not recorded in the Company’s financial statements at January 31, 2014. On March 12, 2014, prior to the amendment of the Company’s articles of incorporation and prior to the determination of the number of shares of Series A Preferred Stock to be issued or the issuance of any such shares, the Company amended the agreement while maintaining the same effective date. The amended agreement calls for the Company to provide management services which include vendor and financial management under two of WAB’s contracts.  The amendment provides that the Company will be paid ten percent (10%) of the gross revenues from the two contracts and eliminated the Company’s obligation to issue any shares of Series A Preferred Stock to WAB.

WAB provides airlift support, dedicated helicopters and rotary and fixed wing aircraft to international clientele. WAB’s services include cargo and passenger transportation, logging, mining support, offshore drilling support, relief efforts, firefighting and search-and-rescue.

As of January 31, 2015, the Company had not commenced any activities pursuant to the Exclusive Agreement for Management. On May 1, 2014, the Company’s management decided to amend the agreement with WAB to enable Basta to enter into its own management services agreements with customers, some of which include former customers of WAB. On December 27, 2014, the Company entered into an agreement with WAB to manage, operate and maintain two aircraft operated by WAB.

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

Monarch is a Florida limited liability company that is in the business of providing aircraft, crew maintenance and insurance leases for rotary and fixed wing aircraft as well as chartering on-demand private, corporate and luxury flights. No revenues were generated from this contract as of January 31, 2015.

Operating lease

On April 20, 2014 and beginning on May 5, 2014, the Company entered into a two year Aircraft Dry Operating Lease Agreement (the “Aircraft Dry Lease”) with an individual in connection with the lease of an aircraft. The Aircraft Dry Lease expires on May 6, 2016, can be renewed by agreement in writing by all parties, and can be cancelled at any time with at least 60 day notice to the other without cause. Payments due pursuant to Aircraft Dry Lease are $10,000 per month plus $700 per flight hours flown in the previous month. Upon receipt of the aircraft, it was determined that it had maintenance issues that would keep it from safely flying for a significant period, and so the lease was adjusted to start once the aircraft is deemed safe for flight. The lease did not commence as of the date of these financial statements.

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

Letter of Intent with Peruvian Company

On August 15, 2014, we entered into a Letter of Intent (“LOI”) with Heliflight Peru SAC ("Heliflight Peru") which provides the framework for the leasing of helicopters to Heliflight Peru. Both parties had 90 days to complete due diligence and to execute a final agreement and one hundred twenty (120) days to close the transaction. The LOI requires that once a final agreement is reached, Heliflight Peru will be required to lease helicopters with certain minimum hours. The amount of revenues that the Company will generate if a final agreement is reached is to be determined. There is of no assurance that a final agreement will be reached, as the initial term of the LOI has expired and the parties to the LOI have not entered into another written agreement.

Letter of Intent with Colombian Company

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

NOTE 8 - SUBSEQUENT EVENTS

On March 12, 2015, the Company entered into a Financial Advisory Agreement (the “Vantage Agreement”) with The Vantage Group, Ltd. (the “Consultant”) pursuant to which it agreed to designate and issue to the Consultant a number of shares of preferred stock that would upon conversion represent 9.99% of the Company’s issued and outstanding shares of the Company’s common stock, calculated on a fully diluted basis.

On March 28, 2015, the board of directors of the Company approved amended and restated articles of incorporation (as so amended, the “Articles”) to, among other items, increase the authorized preferred stock of the Company from 10,000,000 to 20,000,000 shares. On March 31, 2015, the Company filed the Articles, which are effective as of April 1, 2015.

In addition, on March 28, 2015 the board of directors of the Company adopted amended and restated bylaws.

On April 16, 2015, the Company filed a Certificate of Designation for its Series C Preferred Stock, which entitles their holder to vote on an as-converted basis with the holders of the Company’s common stock at the record date for the determination of shareholders entitled to vote on any matter coming before the common shareholders or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited. The Series C Preferred Stock has a stated value of $10.00 per share and is convertible into 9.99% of the Company’s issued and outstanding shares of common stock, calculated on a fully diluted basis.

On April 23, 2015, the Company issued the Consultant 10,000 shares of its Series C Preferred Stock, pursuant to the Vantage Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Please see Note 1 to the Company’s Condensed Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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

Results of Operations for the Three Months Ended January 31, 2015 Compared to the Three Months Ended January 31, 2014

Revenue

We recognized $424,254 net revenues in the three months ended January 31, 2015 compared to net revenues of $5,000 for the three months ended January 31, 2014. The Company received $1,698,665 from one customer resulted in commission revenues of $424,254. The Company commenced operations as a provider of aviation services in February 2014.

Operating Expenses

During the three month period ending January 31, 2015, we incurred general and administrative expenses and professional fees of $233,784, an increase of $222,849 compared to $10,935 incurred during the same period in 2014. General and administrative expenses incurred during the three months ended January 31, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. Fiscal year 2014 expenses were generally related to financial and administrative expenses and were limited as the Company was not in operation during 2013.

Interest Expense

During the three months ended January 31, 2015, the company incurred interest expense in the amount of $25,096 compared to $0 for the three months ended January 31, 2014, of which $15,048 was related to the beneficial conversion feature relating to a $500,000 convertible note entered into on August 21, 2014

Net Income

Our net income for the period ended January 31, 2015 was $93,225 as compared to a net loss of $5,935 for the same period in 2014 due to the factors described above.

Liquidity and Capital Resources

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

We are planning to finance the operations of our business with available cash balances, internally generated funds, ACMI leasing, aircraft acquisition and trading activity, and debt financings. In 2015, the Company plans on acquiring a corporate credit rating in an effort to our cost of funds and broadening our access to attractively priced capital.

Cash Flows for the Three Months Ended January 31, 2015 Compared to the Three Months Ended January 31, 2014

As of January 31, 2015, we had cash and cash equivalents of $23,004 accounts receivable of $478,865, Deposits of $50,000, prepaid expenses of $10,000.  Net cash used in operating activities for the three months ended January 31, 2015 was approximately $228,791. Current liabilities of $714,530 consisted of: $796 for accounts payable, accrued expenses of $6,889, convertible debenture of $494,722, note payable of $182,545 and advances payable – related party $29,528. As of January 31, 2015, we have a negative working capital of $152,661.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company incurred operating gain (losses) of $118,321and ($5,935) for the three months ended January 31, 2015 and 2014, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended January 31, 2015, net cash flows used in operating activities was $228,791. Net cash flows from operating activities was $14,750 for the three months ended January 31, 2014. Most of the 2015 net cash flow used in operating activities was related to the prepayment of costs associated with ACMI contracts.

Cash Flows from Investing Activities

We used $0 from investing activities during the three months ended January, 2015 compared to $639 in 2014, for the purchase of property and equipment during 2014.

Cash Flows from Financing Activities

For the three months ended January 31, 2015, we generated net cash flows of $180,000 from the issuance of a note. This compares to $0 during the three months ended January 31, 2014.

Plan of Operations and Funding; Risks and Uncertainties Related to Our Future Capital Requirements

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases i operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Plans to open FBO and MRO operations: The Company in anticipates that it will complete its development project for opening MRO’s and FBO’s sometime in the late 4th Quarter of 2015.  There are currently no revenue projections or business plans discussing same.

Contractual obligations

The Management of Basta anticipates that the agreement(s) described in Note 8 to the Company’s Condensed Financial Statements in Item 1 of this Quarterly Report on Form 10-Q between itself, Monarch and WAB will continue along the currently existing lines.  There are no additional contractual expansions planned for 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

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

Based on this evaluation we concluded that as of January 31, 2015 our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting including deficiencies in properly documenting customer and supplier relationships and revenue recognition procedures.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults In Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6.     Exhibits.

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer *
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer**
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

*Filed Herewith.
** Furnished Herewith.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Basta Holdings, Corp.

Date: May 6, 2015	By:	/s/ Jacob Gitman
Jacob Gitman
President and Chief Executive Officer

