Form 10-Q
period 2015-04-30
BASTA HOLDINGS, CORP.
filed 2015-06-15
CIK 1562201

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2015

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

Yes ☐ No ☒

As of June 15, 2015 there were 3,730,000 shares of voting stock of the registrant issued and outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

BASTA Holdings, Corp.

Condensed Consolidated Balance Sheets

(unaudited)

	April 30,	October 31,
	2015	2014
Assets
Cash	$30,330	$71,795
Accounts receivable	1,392,894	-
Deposits	50,000	50,000
Prepaid Expense	10,000	281,899
Total Current Assets	1,483,224	403,694
Property and equipment, net	3,163	3,434
Total Assets	$1,486,387	$407,128

Liabilities and Stockholders Defecit
Current Liabilities
Accounts payable	$391,056	$8,906
Accrued liability	-	76,631
Note payable	185,215	-
Convertible note payable, net of discount	510,661	505,832
Deferred revenue	-	62,400
Advances payable - related party	29,528	29,528
Derivative liability	50,034	-
Total Current Liabilites	1,166,494	683,297

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred Stock $0.001 par value, 5,000,000 shares authorized no shares issued and outstanding at April 30, 2015 and October 31, 2014	-	-
Series B Convertible Preferred Stock $0.001 par value: 5,000,000 shares authorized, 37,500,000 shares issued and outstanding at April 30, 2015 and October 31, 2014	38	38
Series C Convertible Preferred Stock $0.001 par value: 10,000 shares authorized, 10,000 shares issued and outstanding at April 30, 2015 and 0 shares issued and outstanding at October 31, 2014	10	-
Common stock, $0.001 par value;250,000,000 shares authorized; 3,730,000 shares issued and outstanding at April 30, 2015 and October 31, 2014	3,730	3,730
Additional paid in capital	106,948	72,376
Preferred stock receivable	(1,000)	-
Accumulated deficit	210,167	(352,313)
Total Stockholders' Deficit	319,893	(276,169)
Total Liabilites and Stockholders' Deficit	$1,486,387	$407,128

The accompanying notes are an integral part of these consolidated financial statements

BASTA Holdings, Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	April 30,	April 30,	April 30,	April 30,
	2015	2014	2015	2014
Commission Receivable, net	$1,209,139	$-	$1,633,395	$5,000

Cost of commission Revenue	186,950	-	259,099	-

Gross Profit	1,022,189	-	1,374,296	5,000

Operating Expense
General and administrative	484,206	151,493	717,856	162,428
Depreciation	135	-	271	-
Total operating expenses	484,341	151,493	718,127	162,428

Income (loss) from operations	537,848	(151,493)	656,169	(157,428)

Other income (expenses)
Derivative expense	(50,034)	-	(50,034)	-
Interest expense	(18,559)	-	(43,655)	-

Net income (loss) before income taxes	469,255	(151,493)	562,480	(157,428)

Provision for income tax	-	-	-	-

Net Loss	$469,255	$(151,493)	$562,480	$(157,428)

Net Loss per common share - Basic	$0.13	$(0.04)	$0.15	$(0.04)
Net Loss per common share - Diluted	$0.13	$(0.04)	$0.15	$(0.04)

Weighted Averages Shares Outstanding - Basic	3,730,000	3,730,000	3,730,000	3,730,000
Weighted Averages Shares Outstanding - Diluted	3,730,000	3,730,000	3,730,000	3,730,000

The accompanying notes are an integral part of these consolidated financial statements

BASTA Holdings, Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended April 30,
	2015	2014
Cash Flow From Operating Activities
Net income (loss)	$562,480	$(157,428)
Cash used in operating activities
Depreciation expense	271	88
Discount on convertible debenture	23,249	-
Changes in operating assets and liabilities
Accounts receivable	(1,392,894)	-
Deposits	-	-
Prepaid expense	271,899	3,540
Accounts payable	382,150	1,901
Deferred revenue	(62,400)	13,000
Accrued expense	(56,254)	40,232
Derivative liability	50,034	-
Net Cash Used in Operating Activities	(221,465)	(98,667)

Cash Flow From Investing Activities
Purchase of property and equipment	-	(4,473)
Net Cash Used in Investing Activities	-	(4,473)

Cash Flow From Financing Activities
Net proceeds received from working capital advances	-	153,579
Proceeds from issuance of note	180,000	-
Payment of related party loan	-	(639)
Net Cash Provided by Financing Activities	180,000	152,940

Net Change in Cash	(41,465)	49,800
Cash, Beginning of Year	71,795	3,889
Cash, End of Year	$30,330	$53,689

Supplemental Disclosure of Cash Flow
Information
Cash paid for interest	$30	$-
Cash paid for income Taxes	$-	$-

Non-cash investing and financing activities
Reclassification of loan payable-related party to paid in capital on forgiveness of loan	$-	$13,744

The accompanying notes are an integral part of these consolidated financial statements

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

As of April 30, 2015, we provided management advisory service for aircraft and provided ACMI contract advice to a globally diversified customer base comprised of 2 entities (Monarch Air Group, LLC, and WAB International, Inc.). During 2014, we entered into several Letters of Intent with new partners and are developing commitments to work with up to 18 additional aircraft.

As of April 30, 2015, all of our ACMI advised contracts had the appropriately contracted number of aircraft assigned and operational.

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

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of April 30, 2015 and October 31, 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future. The Company is subject to U.S. Federal income tax examinations for the tax year ended October 31, 2012 through October 31, 2014.

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

Net income (loss) per share of common stock

The Company computes income (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. During last year, 37,500 shares of Series B Convertible Preferred Stock, $0.001 par value (“Series B Preferred Stock”) were issued. 10,000 shares of Series C Convertible Preferred Stock, $0.001 par value (“Series C Preferred Stock”) were issued in April 2015.  These shares were not included in weighted average shares outstanding on a diluted basis because the effect of inclusion is anti-dilutive.

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

Effective January 31, 2014, the Company entered into an Exclusive Agreement for the Promotion and Marketing of Services of Monarch. Upon execution of this agreement, the Company received a one-time fee of $5,000, which has been reflected in revenues for the year ended October 31, 2014, and Monarch agreed to pay us 10% of gross sales generated from the flight services under this agreement. No fees were paid to Basta from Monarch due to this arrangement, and no revenues were generated from this contract as of April 30, 2015.

On May 30, 2014, the Company entered into an Aircraft Management Agreement with Monarch. Pursuant to that Agreement, Monarch agreed to use, maintain and operate a Beechcraft 400 that the Company leases.  Monarch agreed to maintain the aircraft and manage it at the Company’s expense and cost and the Company agreed to pay Monarch 10% of all funds received for Charters in any given month.  Additionally, pilot salaries and benefits and other expenses, as defined, will be paid by the Company. Basta received no payments from Monarch from this agreement, and no revenue was generated from this contract as of April 30, 2015.

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for companies to use when accounting for revenue arising from contracts with customers. The core principle of the revenue recognition model is that an entity recognizes revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to achieve this core principle a company must apply the following steps in determining revenue recognition:

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

NOTE 3 - ADVANCES PAYABLE

During the year ended October 31, 2014, the Company received advances from WAB for working capital purposes. The advances bear no interest, are payable on demand and are unsecured. At April 30, 2015, the Company owed WAB $29,528.

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

	April 30, 2015	October 31, 2014
Convertible debenture – related party	$500,000	$500,000
Beneficial conversion feature	(10,333)	-
Accumulated interest	20,994	-
Convertible debenture, net of BCF	$510,661	$500,000

NOTE 5 - NOTE PAYABLE

The Company entered into a 6% Promissory Note. The note matures on May 6, 2015. The note was issued in the amount of $180,000 on November 5, 2014.

April 30, 2015
Note payable	$180,000
Accumulated interest	5,215
Note payable	$185,215

NOTE 6 – DERIVATIVE LIABILITY

The Company entered into a Financial Advisory Agreement which included the sale of 10,000 shares of Series C Preferred Stock. The shares of Series C Preferred Stock are convertible into common shares equivalent to 9.99% ownership interest of the company at the time of conversion. The shares can be converted at any time. The conversion feature of the shares of Series C Preferred Stock resulted in a derivate liability for the company based on the value of the common shares if converted.

The Company assesses the fair value of the conversion using the Black Scholes pricing model and records a derivative expense for the value. The Company then assesses the fair value of the shares quarterly based on the Black Scholes Model and increases or decreases the liability to the new value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using weekly pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

March 31, 2015
Risk-free interest rate at grant date	.11%
Expected stock price volatility	329%
Expected dividend payout	–
Expected option in life-years	1

As of April 30, 2015, total derivative liability is $50,034 and the derivate expense for the agreement was $50,034.

NOTE 7 - STOCKHOLDERS’ DEFICIT

On April 10, 2014, the Company amended its articles of incorporation to increase the number of authorized common shares with a par value of $0.001 per share from 75,000,000 common shares to 250,000,000 common shares. Additionally, the Company changed its capitalization to include 5,000,000 shares of Series A Preferred Stock, $0.001 par value (“Series A Preferred Stock”), and 5,000,000 shares of Series B Convertible Preferred Stock, which are issuable at the discretion of the board of directors.

On April 1, 2015, the Company approved amended it articles of incorporation to, among other items, increase the authorized preferred stock of the Company from 10,000,000 to 20,000,000 shares. On April 16, 2015, the Company designated 10,000 shares of Series C Preferred Stock, all of which were issued to The Vantage Group, Ltd (the “Consultant”).

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

Series C Preferred Stock

The Company may not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of the Series C Preferred Stock then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series C Preferred Stock that is equal to or greater than the dividend to be paid to any other class or series of capital stock of the Company. The Series C Preferred Stock has a stated value of $.001 per share and is convertible into 9.99% of the Company’s issued and outstanding shares of common stock, calculated on a fully diluted basis.

On April 23, 2015, the Company issued the Consultant 10,000 shares of its Series C Preferred Stock. The share are unpaid as of April 30, 2015

NOTE 8 - COMMITMENTS

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

The Company has entered into an agreement with WAB to provide helicopters on ACMI basis.

WAB provides airlift support, dedicated helicopters and rotary and fixed wing aircraft to international clientele. WAB’s services include cargo and passenger transportation, logging, mining support, offshore drilling support, relief efforts, firefighting and search-and-rescue.

As of April 30, 2015, the Company had not commenced any activities pursuant to the Exclusive Agreement for Management. On May 1, 2014, the Company’s management decided to amend the agreement with WAB to enable Basta to enter into its own management services agreements with customers, some of which include former customers of WAB.

Agreement with Monarch

Effective January 31, 2014, the Company entered into an Exclusive Agreement for the Promotion and Marketing of Services of Monarch, 90% of which is owned by the Company’s President, Treasurer, Chief Executive Office, Chief Financial Officer and director, Jacob Gitman. Upon execution of this agreement, the Company received a one-time fee of $5,000, which has been reflected in revenues for the year ended October 31, 2014. In addition, Monarch agreed to pay the Company 10% of gross sales generated from the flight services under this agreement. During 2015 no fees were paid to the Company from Monarch due to this arrangement.

Monarch is a Florida limited liability company that is in the business of providing aircraft, crew maintenance and insurance leases for rotary and fixed wing aircraft as well as chartering on-demand private, corporate and luxury flights. No revenues were generated from this contract as of April 30, 2015.

 Operating lease

On April 20, 2014 and effective on May 5, 2014, the Company entered into a two year Aircraft Dry Operating Lease Agreement (the “Aircraft Dry Lease”) with an individual in connection with the lease of an aircraft. The Aircraft Dry Lease expires on May 6, 2016, can be renewed by agreement in writing by all parties, and can be cancelled at any time with at least 60 day notice to the other without cause. Payments due pursuant to Aircraft Dry Lease are $10,000 per month plus $700 per flight hours flown in the previous month. Upon receipt of the aircraft, it was determined that it had maintenance issues that would keep it from safely flying for a significant period, and so the lease was adjusted to start once the aircraft is deemed safe for flight. The lease did not commence as of the date of these financial statements.

On May 30, 2014, we entered into an Aircraft Management Agreement with Monarch. Pursuant to that Agreement, Monarch agreed to use, maintain and operate a Beechcraft 400 that the Company leases.  Monarch agreed to maintain the aircraft and manage it at the Company’s expense and cost and the Company agreed to pay Monarch 10% of all funds received for Charters in any given month.  Additionally, pilot salaries and benefits and other expenses, as defined, will be paid by the Company. As of April 30, 2015, the Company received no payments from Monarch from this agreement.

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

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated all subsequent events through the date of filing and there are no reportable events.

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

Results of Operations for the Three Months Ended April 30, 2015 Compared to the Three Months Ended April 30, 2014

Revenue

We recognized $1,209,139 net revenues in the three months ended April 30, 2015 compared to net revenues of $0 for the three months ended April 30, 2014. The Company received $2,840,029 from one customer, resulting in commission revenues of $1,209,139. The Company commenced operations as a provider of aviation services in February 2014.

Operating Expenses

During the three month period ending April 30, 2015, we incurred general and administrative expenses and professional fees of $484,206, an increase of $332,713 compared to $151,493 incurred during the same period in 2014. General and administrative expenses incurred during the three months ended April 30, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Interest Expense

During the three months ended April 30, 2015, the company incurred interest expense in the amount of $18,559 compared to $0 for the three months ended April 30, 2014, of which $8,201 was related to the beneficial conversion feature relating to a $500,000 convertible note entered into on August 21, 2014.

Derivative expense

During the three months ended April 30 2015, the company incurred derivative liability expense of $50,034 compared to $0 for the three months ended April 30, 2014. The derivative expense resulted from the conversion feature from the sale of preferred stock in connation with a financial advisory agreement, see Note 6.

Net Income

Our net income for the three months ended April 30, 2015 was $469,255 as compared to a net loss of $151,493 for the same period in 2014 due to the factors described above.

Results of Operations for the Six Months Ended April 30, 2015 Compared to the Six Months Ended April 30, 2014

Revenue

We recognized $1,633,395 net revenues in the six months ended April 30, 2015 compared to net revenues of $5,000 for the six months ended April 30, 2014. The Company received $4,538,694 from one customer resulted in commission revenues of $1,633,395. The Company commenced operations as a provider of aviation services in February 2014.

Operating Expenses

During the six month period ending April 30, 2015, we incurred general and administrative expenses and professional fees of $717,856, an increase of $555,428 compared to $162,428 incurred during the same period in 2014. General and administrative expenses incurred during the six months ended April 30, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Interest Expense

During the six months ended April 30, 2015, the company incurred interest expense in the amount of $43,655 compared to $0 for the six months ended April 30, 2014, of which $23,249 was related to the beneficial conversion feature relating to a $500,000 convertible note entered into on August 21, 2014.

Derivative expense

During the six months ended April 30 2015, the company incurred derivative liability expense of $50,034 compared to $0 for the six months ended April 30, 2014. The derivative expense resulted from the conversion feature from the sale of preferred stock in connation with a financial advisory agreement, see Note 6.

Net Income

Our net income for the six months ended April 30, 2015 was $562,480 as compared to a net loss of $157,428 for the same period in 2014 due to the factors described above.

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

We are planning to finance the operations of our business with available cash balances, internally generated funds, ACMI leasing, aircraft acquisition and trading activity, and debt financings. In 4th quarter 2015, the Company plans on acquiring a corporate credit rating in an effort to lower our cost of funds and broadening our access to attractively priced capital.

Cash Flows for the Six Months Ended April 30, 2015 Compared to the Six Months Ended April 30, 2014

As of April 30, 2015, we had cash and cash equivalents of $30,330, accounts receivable of $1,392,894, Deposits of $50,000, prepaid expenses of $10,000.  Net cash used in operating activities for the six months ended April 30, 2015 was approximately $221,465. Current liabilities of $1,166,494 consisted of: $391,056 for accounts payable, convertible debenture of $510,661, note payable of $185,215, derivative liability of $50,034 and advances payable – related party $29,528. As of April 30, 2015, we have a negative working capital of $316,730.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company incurred operating gain (losses) of $562,480 and ($157,428) for the six months ended April 30, 2015 and 2014, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended April 30, 2015, net cash flows used in operating activities was $221,465. Net cash flows from operating activities was $98,667 for the six months ended April 30, 2014. Most of the 2015 net cash flow used in operating activities was related to the prepayment of costs associated with ACMI contracts.

Cash Flows from Investing Activities

We used $0 from investing activities during the six months ended April 30, 2015 compared to $4,473 in 2014, for the purchase of property and equipment during 2014.

Cash Flows from Financing Activities

For the six months ended April 30, 2015, we generated net cash flows of $180,000 from the issuance of a note. This compares to $152,940 during six months ended April 30, 2014, from working capital advances.

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

Contractual obligations

The Company’s management anticipates that the agreement(s) described in Note 8 to the Company’s Condensed Financial Statements in Item 1 of this Quarterly Report on Form 10-Q between itself, Monarch and WAB will continue along the currently existing lines.  There are no additional contractual expansions planned for 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), Jacob Gitman, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2015.

Based on this evaluation we concluded that as of April 30, 2015 our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting including deficiencies in properly documenting customer and supplier relationships and revenue recognition procedures.

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

Basta Holdings, Corp.

Date: June 15, 2015	By:	/s/ Jacob Gitman
Jacob Gitman
President and Chief Executive Officer

