Form 10-Q/A
period 2015-04-30
BASTA HOLDINGS, CORP.
filed 2015-06-19
CIK 1562201

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

TABLE OF CONTENTS

PART I

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Basta Holdings, Corp. (the “Company”) originally filed with the Securities and Exchange Commission on June 15, 2015 (the “Original Filing”). This Amendment is being filed solely to correct the number of shares of Series B Convertible Preferred Stock number listed on the Company’s balance sheet to 37,500 shares, which was incorrectly stated as 37,500,000 shares in the Original Filing and XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in the Original Filing.

No other changes have been made in this Amendment to the Original Filing, and the number of shares of Series B Convertible Preferred Stock is stated correctly in the rest of the Original Filing. This Amendment speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

BASTA Holdings, Corp.

Condensed Consolidated Balance Sheets

(unaudited)

	April 30,	October 31,
	2015	2014
Assets
Cash	$30,330	$71,795
Accounts receivable	1,392,894	-
Deposits	50,000	50,000
Prepaid Expense	10,000	281,899
Total Current Assets	1,483,224	403,694
Property and equipment, net	3,163	3,434
Total Assets	$1,486,387	$407,128

Liabilities and Stockholders Defecit
Current Liabilities
Accounts payable	$391,056	$8,906
Accrued liability	-	76,631
Note payable	185,215	-
Convertible note payable, net of discount	510,661	505,832
Deferred revenue	-	62,400
Advances payable - related party	29,528	29,528
Derivative liability	50,034	-
Total Current Liabilites	1,166,494	683,297

Commitments and Contingencies

Stockholders' Deficit
Series A Preferred Stock $0.001 par value, 5,000,000 shares authorized no shares issued and outstanding at April 30, 2015 and October 31, 2014	-	-
Series B Convertible Preferred Stock $0.001 par value: 5,000,000 shares authorized, 37,500 shares issued and outstanding at April 30, 2015 and October 31, 2014	38	38
Series C Convertible Preferred Stock $0.001 par value: 10,000 shares authorized, 10,000 shares issued and outstanding at April 30, 2015 and 0 shares issued and outstanding at October 31, 2014	10	-
Common stock, $0.001 par value;250,000,000 shares authorized; 3,730,000 shares issued and outstanding at April 30, 2015 and October 31, 2014	3,730	3,730
Additional paid in capital	106,948	72,376
Preferred stock receivable	(1,000)	-
Accumulated deficit	210,167	(352,313)
Total Stockholders' Deficit	319,893	(276,169)
Total Liabilites and Stockholders' Deficit	$1,486,387	$407,128

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

Basta Holdings, Corp.

Date: June 19, 2015	By:	/s/ Jacob Gitman
Jacob Gitman
President and Chief Executive Officer

