Form 10-Q
period 2015-07-31
BLACKPOLL FLEET INTERNATIONAL, INC.
filed 2015-11-03
CIK 1562201

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2015

Commission file no.: 333-185572

BLACKPOLL FLEET INTERNATIONAL, INC.

(Name of Small Business Issuer in its Charter)

Nevada

(State or other jurisdiction of incorporation or organization)

99-0367603

(I.R.S. Employer Identification No.)

1111 Kane Concourse, Suite 518, Bay Harbor Islands, FL 33154

(Address of principal executive offices)        (Zip Code)

Issuer's telephone number: (305) 867-1228

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any. every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

As of November 3, 2015 there were 3,715,281 shares of voting stock of the registrant issued and outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other publicly available documents may contain or incorporate statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters, the state of the Aircraft/Crew/Maintenance/Insurance (“ACMI”) leasing industry, our access to the capital markets, our ability to restructure contracts and operate aircraft, the structure of our ACMI contracts and agreements, regulatory matters pertaining to compliance with governmental regulations and other factors affecting our financial condition or results of operations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and “should,” and variations of these words and similar expressions, are used in many cases to identify these forward-looking statements. Any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results to vary materially from our future results, performance or achievements, or those of our industry, expressed or implied in such forward-looking statements. Such factors include, among others, general aviation industry, economic and business conditions, which will, among other things, affect demand for aircraft leasing, availability and credit worthiness of current and prospective ACMI customers, contract rates, availability and cost of financing and operating expenses, governmental actions and initiatives, and environmental and safety requirements.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

BlackPoll Fleet International, Inc.

f/k/a BASTA Holdings, Corp.

Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2015	2014
	(unaudited)
Assets
Cash	$17,505	$71,795
Accounts receivable	1,571,901	-
Deposits	50,000	50,000
Prepaid expense	-	281,899
Total Current Assets	1,639,406	403,694
Property and equipment, net	3,028	3,434
Total Assets	$1,642,434	$407,128

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$232,410	$8,906
Accrued liability	-	76,631
Note payable	188,016	-
Convertible debenture, net of debt discount	527,028	505,832
Deferred revenue	-	62,400
Advances payable	29,528	29,528
Derivative liability	62,582	-
Total Current Liabilities	1,039,564	683,297

Commitments and Contingencies

Stockholders' Equity (Deficit)
Series A Preferred Stock $0.001 par value, 5,000,000 shares authorized no shares issued and outstanding at July 31, 2015 and October 31, 2014	-	-
Series B Convertible Preferred Stock $0.001 par value: 5,000,000 shares authorized, 37,500 shares issued and outstanding at July 31, 2015 and October 31, 2014	38	38
Series C Convertible Preferred Stock $0.001 par value: 10,000 shares authorized, 10,000 shares issued and outstanding at July 31, 2015 and 0 shares issued and outstanding at October 31, 2014	10	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 373,000 shares issued and outstanding at July 31, 2015 and October 31, 2014	373	373
Additional paid in capital	110,305	75,733
Preferred stock receivable	(1,000)	-
Retained earnings (accumulated deficit)	493,144	(352,313)
Total Stockholders' Equity (deficit)	602,870	(276,169)
Total Liabilities and Stockholders' Equity (Deficit)	$1,642,434	$407,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BlackPoll Fleet International, Inc.

f/k/a BASTA Holdings, Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	July 31,	July 31,	July 31,	July 31,
	2015	2014	2015	2014
Revenues (gross billings of $2,411,807 and $3,242,220 less provider costs of $1,850,991 and $2,890,356, for the three months ended July 31, 2015 and 2014, respectively gross billings of $6,950,501 and $3,653,238 less provider costs of $5,015,389 and $3,296,374 for the nine months ended July 31, 2015 and 2014, respectively.)	$560,816	$351,864	$1,935,112	$356,864

Operating Expense
General and administrative	245,988	219,479	963,843	382,636
Depreciation	135	-	406	-
Total operating expenses	246,123	219,479	964,249	382,636

Income (loss) from operations	314,693	132,385	970,863	(25,772)

Other income (expenses)
Loss on change in fair value of derivative liability	(12,548)	-	(62,582)	-
Interest expense	(19,168)	-	(62,824)	-

Net income (loss) before income taxes	282,977	132,385	845,457	(25,772)

Provision for income tax	-	-	-	-

Net Income (Loss)	$282,977	$132,385	$845,457	$(25,772)

Net Income (Loss) per common share - Basic	$0.76	$0.35	$2.27	$(0.07)
Net Income (Loss) per common share - Diluted	$0.69	$0.34	$2.05	$(0.07)

Weighted Averages Shares Outstanding - Basic	373,000	373,000	373,000	373,000
Weighted Averages Shares Outstanding - Diluted	423,184	384,250	423,184	373,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BlackPoll Fleet International, Inc.

f/k/a BASTA Holdings, Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended July 31,
	2015	2014
Cash Flow From Operating Activities
Net income (loss)	$845,457	$(25,772)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation expense	406	224
Discount on convertible debenture	31,737	-
Loss on change in fair value of derivative liability	62,582	-
Changes in operating assets and liabilities
Accounts receivable	(1,571,901)	-
Deposits	-	(50,000)
Accrued interest expense	31,057	-
Prepaid expense	281,899	(6,460)
Accounts payable	223,504	3,250
Deferred revenue	(62,400)	-
Accrued expense	(76,631)	25,475
Net Cash (Used in) Provided by Operating Activities	(234,290)	(53,283)

Cash Flow From Investing Activities
Purchase of property and equipment	-	(3,794)
Net Cash Used in Investing Activities	-	(3,794)

Cash Flow From Financing Activities
Proceeds from preferred stock sale	-	37,500
Net proceeds received from working capital advances	-	29,528
Proceeds from issuance of note payable	180,000	-
Payment of loan from shareholder	-	(638)
Net Cash Provided by Financing Activities	180,000	66,390

Net Change in Cash	(54,290)	9,313
Cash, Beginning of Year	71,795	3,889
Cash, End of Period	$17,505	$13,202
Supplemental Disclosure of Cash Flow
Information
Cash paid for interest	$30	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities
Reclassification of loan payable-related party to paid in capital on forgiveness of loan	$-	$13,744
Stock receivable of sale of convertible series C preferred stock	$1,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

On July 22, 2015, the Company filed a certificate of amendment with the Secretary of State of the State of Nevada in order to effectuate a name change. The Certificate of Amendment became effective on July 24, 2015. On July 23, 2015, the Company filed a certificate of correction with the Secretary of State of the State of Nevada modifying the name of the Company to BlackPoll Fleet International, Inc.

BlackPoll Fleet International, Inc. f/k/a Basta Holdings Corp. (the "Company”, “BPFI”, Basta”, “us”, “we”) was incorporated under the laws of the State of Nevada on May 11, 2011 and intended to commence operations in the distribution of copper pipes and fittings for sanitary engineering. In January 2014, the Company’s majority shareholder sold 100% of her ownership, which represented 80.43% of the Company’s outstanding common shares, to a third party in a private transaction. Coincidental with this change of ownership, the Company discontinued its previous business plan to distribute copper pipes and fittings and adopted a new business plan to provide aviation services to third parties. BPFI is a provider of contract procurement, aviation business development and aircraft management services for fixed and rotary winged aircraft. Additional areas of existing and planned operational focus include provision of cargo aviation services, long-term lease/charter management, fixed and rotary maintenance and overhaul service, business aviation, fixed base operations (“FBO”) development and operation. The Company is, as of July 31, 2015, under the leadership of Dr. Jacob Gitman, PhD, Chief Executive Officer and Chief Financial Officer.

Our primary service targets include oil & gas companies, firefighting operators and governmental agencies. We seek to operate our business on a global basis, providing aircraft and aviation services to customers in every major geographical region, including markets such as Asia, the Pacific Rim, Latin America, the Middle East and Eastern Europe. Many of these markets are experiencing increased demand for aviation services and have lower market saturation than more mature markets such as North America and Western Europe. We expect that these markets will also present significant growth opportunities in upcoming years as the aging aircraft and infrastructure in these markets require replacement and updates with new, modern facilities, technology and rugged fuel efficient aircraft. An important focus of our strategy is meeting the needs of this replacement market. Governments and non-governmental organizations (“NGO”s) in some of these markets have fewer alternatives, enabling us to command relatively higher contract rates compared to contract rates in more mature markets.

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

As of July 31, 2015, we provided management advisory service for aircraft and provided ACMI contract advice to a globally diversified customer base comprised of 3 entities.

As of July 31, 2015, all of our ACMI advised contracts had the appropriately contracted number of aircraft assigned and operational.

Our capabilities include: ACMI leasing, passenger and cargo operations, aircraft management maintenance and overhaul, fixed base operator (“FBO”) management, logistics management for construction, mining, logging, remote heavy industry, offshore drilling support, aerial mapping and surveillance services, air ambulance, logistical and airlift support services, search and rescue, very important person transport, emergency evacuation, humanitarian relief efforts, aviation fuel provision and insertion and extraction operations.

The following are the target markets in which the Company will focus its sales efforts: the United Nations, the U.S. Department of Defense, the U.S. State Department, the Canadian Department of National Defense, the World Food Program, Fortune 500 Companies and worldwide NGOs.

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

We are required to register our aircraft with an aviation authority mutually agreed upon with our ACMI lessee. Each aircraft registered to fly must have a Certificate of Airworthiness, which is a certificate demonstrating the aircraft’s compliance with applicable government rules and regulations and that the aircraft is considered airworthy. Each charter we lease requires a valid operation certificate to operate our aircraft. We are required to maintain the Certificates of Airworthiness for the aircraft under ACMI leases.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s filing of Form 10-K as filed with the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements for BPFI have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The Company uses the accrual basis of accounting and GAAP.  The Company has adopted an October 31 fiscal year end.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mercury Tours, Inc. All inter-company accounts and transactions have been eliminated in consolidation for all periods presented.

Reclassification

Certain reclassifications have been made to the 2014 financial statement amounts and disclosures to conform to the 2015 presentation. In previous periods certain expenses were not being netted against revenues. Amounts in previous periods have been reclassified to present costs directly associated with revenues as a net revenue number. For the three and nine months ended July 31, 2014, $54,154 and $54,154, respectively have been reclassified.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net income of $845,457 for the nine months ended July 31, 2015. During the comparable nine month period of 2014, the Company had a net loss of $25,722. The Company had an accumulated owners’ equity of $602,870 and working capital of $599,842 as of July 31, 2015.

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

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expenses, accounts payable, accrued expenses, advances payable and deferred revenue approximate their fair market value based on the short-term maturity of these financial instruments. The Company has liabilities that are measured at fair value on a recurring basis as of July 31, 2015 and 2014.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Total	$-	$-	$-	$-
Liabilities
Derivative Liability	$-	$-	$62,582	$62,582

Total	-	$-	$62,582	$62,582

Beneficial Conversion Feature

 If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Debt Discount

The Company determines if the convertible debenture should be accounted for as liability or equity under ASC 480, Liabilities — Distinguishing Liabilities from Equity. ASC 480, applies to certain contracts involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities: mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts) and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

– A fixed monetary amount known at inception, for example, a payable settled with a variable number of the issuer’s equity shares with an issuance date fair value equal to a fixed dollar amount,

– Variations in something other than the fair value of the issuer’s equity shares, for example, a financial instrument indexed to the S&P 500 and settled with a variable number of the issuer’s equity shares, or

– Variations inversely related to changes in the fair value of the issuer’s equity shares, for example, a written put that could be net share settled.

If the Company determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with a respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of promissory notes (see Note 5). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Derivative Financial Instruments

Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible promissory notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents

Accounts receivable

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

The cost of scheduled inspections and repairs and routine maintenance costs for all aircraft and engines are charged to maintenance materials and repairs expense as incurred. The Company also has “power-by-the-hour” agreements related to certain of its aircraft engines with external service providers. Under these agreements, which the Company has determined effectively transfers the risk and creates an obligation associated with the maintenance on such engines to the counterparty, expense is recorded commensurate with each hour flown on an engine. In situations where the payments to the counterparty do not sufficiently match the level of services received during the period, expense is recorded on a straight-line basis over the term of the agreement based on our best estimate of expected future aircraft utilization. For our engine maintenance contracts that do not transfer risk to the service provider, the Company records expense on a time and materials basis when an engine repair event takes place. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

Spare parts, especially major replacement items such as motors, are capitalized and included in property. However, if their aggregate cost is not significant, they may, less desirably, be classified as prepaid expenses or with maintenance supply inventories.

When installed, spare parts are to be depreciated over the shorter of the estimated lives or the remaining life of the related equipment if the parts being replaced are depreciated separately, otherwise, they shall be expensed.

Spare parts not put in use should be depreciated over the remaining life of the related equipment when the parts are held primarily for standby use or when obsolescence risks are significant.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges as of July 31, 2015 and October 31, 2014.

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

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of July 31, 2015 and October 31, 2014, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future. The Company is subject to U.S. Federal income tax examinations for the tax years ended October 31, 2012 through October 31, 2014.

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Advertising expense for the three months ended July 31, 2015 and 2014 amounted to $0 and $6,337, respectively. Advertising expense for the nine months ended July 31, 2015 and 2014 amounted to $790 and $18,994, respectively.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. The Company issued no stock based compensation during the period ending July 31, 2015.

Net earnings (loss) per share of common stock

The Company computes earnings per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. During 2014, 37,500 shares of Series B Convertible Preferred Stock, $0.001 par value (“Series B Preferred Stock”) were issued. 10,000 shares of Series C Convertible Preferred Stock, $0.001 par value (“Series C Preferred Stock”) were issued in April 2015.

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

The Company’s President, Treasurer, Chief Executive Office, and director, Jacob Gitman, owns 90% of Monarch Air Group, LLC (“Monarch”).

Effective January 31, 2014, the Company entered into an Exclusive Agreement for the Promotion and Marketing of Services of Monarch. Upon execution of this agreement, the Company received a one-time fee of $5,000, which has been reflected in revenues for the year ended October 31, 2014, and Monarch agreed to pay us 10% of gross sales generated from the flight services under this agreement. BPFI received no fees from Monarch pursuant to the arrangement, and no revenues were generated from this contract as of July 31, 2015.

On May 30, 2014, the Company entered into an Aircraft Management Agreement with Monarch. Pursuant to that Agreement, Monarch agreed to use, maintain and operate a Beechcraft 400 that the Company leases.  Monarch agreed to maintain the aircraft and manage it at the Company’s expense and cost and the Company agreed to pay Monarch 10% of all funds received for Charters in any given month.  Additionally, pilot salaries and benefits and other expenses, as defined, will be paid by the Company. BPFI received no payments from Monarch pursuant to the agreement, and no revenue was generated from this contract as of July 31, 2015.

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for companies to use when accounting for revenue arising from contracts with customers. The core principle of the revenue recognition model is that an entity recognizes revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In order to achieve this core principle a company must apply the following steps in determining revenue recognition:

•	Identify the contract(s) with a customer.
•	Identify the performance obligations in the contract.
•	Determine the transaction price.
•	Allocate the transaction price to the performance obligations in the contract.
•	Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period with early application not allowed. Management is currently assessing whether the implementation of ASU 2014-09 will have any material effect on the Company’s consolidated financial statements.

NOTE 3 - ADVANCES PAYABLE

During the year ended October 31, 2014, the Company received advances from WAB for working capital purposes. The advances bear no interest, are payable on demand and are unsecured. At July 31, 2015, the Company owed WAB $29,528.

NOTE 4 – FIXED ASSETS

On July 5, 2015 and July 22, 2015, the Company acquired fixed assets consisting of aviation parts to be used at a future time. Effective July 31, 2015 the contracts for the purchase of these assets have been rescinded. (See Note 10)

NOTE 5 - CONVERTIBLE DEBENTURE

On August 21, 2014, the Company entered into a 6% Secured Convertible Debenture. The debenture carries a one year term. The debenture was issued in the amount of $500,000. The debenture has a conversion feature at a share price of $67. The Company recognized a beneficial conversion feature (BCF) due to the intrinsic value of the conversion rate compared to the market price of the common stock as of the grant date. A discount is computed based on the share value at the time of issuance and amortized over the period of the debenture. This Convertible Debenture has been repaid by issuance of shares of the Company common stock (See Note 10)

	July 31, 2015	October 31, 2014
Convertible debenture – related party	$500,000	$500,000
Beneficial conversion feature, unamortized	(1,845)	-
Accumulated interest	28,873	5,832
Convertible debenture, net of BCF	$527,028	$505,832

Total discount amount for the convertible note was $33,582 at the time of issuance. As of July 31, 2015, the unamortized discount amounted to $1,845.

NOTE 6 - NOTE PAYABLE

The Company entered into a 6% Promissory Note agreement. The note matured on May 6, 2015. The note was issued in the amount of $180,000 on November 5, 2014. As of July 31, 2015 this note is in default; however, this default does not affect covenants of other notes.

July 31, 2015
Note payable	$180,000
Accumulated interest	8,016
Note payable	$188,016

NOTE 7 – DERIVATIVE LIABILITY

On March 12, 2015, the Company entered into a Financial Advisory Agreement which included the sale of 10,000 shares of Series C Preferred Stock. The shares of Series C Preferred Stock are convertible into common shares equivalent to 9.99% ownership interest of the Company at the time of conversion. The shares can be converted at any time. We identified an embedded derivative liability related to the conversion feature of the Series C Preferred Stock due to the variable number of common shares issuable upon conversion.

The Company assesses the fair value of the conversion using the Black Scholes pricing model and records a derivative expense for the value. The Company then assesses the fair value of the shares quarterly based on the Black Scholes Model and increases or decreases the liability to the new value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using daily pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

July 31, 2015
Risk-free interest rate at grant date	0.11%
Expected stock price volatility	371%
Expected dividend payout	–
Expected option in life-years	0.75

On August 21, 2014, the Company entered into a 6% Secured Convertible Debenture. The debenture carries a one year term. The debenture was issued in the amount of $500,000. The debenture has a conversion feature at a share price of $67. We identified an embedded derivative liability related to the conversion feature of the 6% Convertible Note due to the common shares issuable upon conversion.

The Company assesses the fair value of the conversion using the Black Scholes pricing model and records a derivative expense for the value. The Company then assesses the fair value of the shares quarterly based on the Black Scholes Model and increases or decreases the liability to the new value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using daily pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

July 31, 2015
Risk-free interest rate at grant date	0.11%
Expected stock price volatility	366%
Expected dividend payout	–
Expected option in life-years	0.25

As of July 31, 2015, total derivative liability is $62,582 and the change in derivative liability for the note was $62,582.

NOTE 8 - STOCKHOLDERS’ DEFICIT

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

On April 1, 2015, the Company amended it articles of incorporation to, among other items, increase the authorized preferred stock of the Company from 10,000,000 to 20,000,000 shares. On April 16, 2015, the Company designated 10,000 shares of Series C Convertible Preferred Stock, all of which were issued to The Vantage Group, Ltd (the “Consultant”).

A Reverse Split became effective on July 28, 2015. As a result of the Reverse Split, each ten (10) shares of common stock issued and outstanding prior to the Reverse Split has been converted into one (1) share of common stock, and all options, warrants, and any other similar instruments convertible into, or exchangeable or exercisable for, shares of common stock have been proportionally adjusted.

Series A Preferred Stock

Dividends shall be paid on Series A Preferred Stock at the discretion of the Board of Directors. Each share of Series A Preferred Stock shall be entitled to ten (10) votes on all shareholder matters.

Series B Convertible Preferred Stock

Dividends shall be paid on the Series B Convertible Preferred Stock at the discretion of the Board of Directors. Upon the request of the holder, each share of Series B Convertible Preferred Stock shall be convertible into two (2) shares of Common Stock. Shares of Series B Convertible Preferred Stock shall not be entitled to vote on any shareholder matter and shall have no voting rights whatsoever.

Series C Convertible Preferred Stock

The Company may not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of the Series C Convertible Preferred Stock then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series C Convertible Preferred Stock that is equal to or greater than the dividend to be paid to any other class or series of capital stock of the Company. The Series C Convertible Preferred Stock has a stated value of $0.001 per share and is convertible into 9.99% of the Company’s issued and outstanding shares of common stock, calculated on a fully diluted basis.

On April 23, 2015, the Company issued the Consultant 10,000 shares of its Series C Convertible Preferred Stock for services to be provided. Pursuant to the consulting agreement, the consultant shall pay the Company $1,000 for the shares. As of July 31, 2015, no amount had been paid.

As of July 31, 2015, the Company had 373,000 shares of common stock issued and outstanding, no Series A Preferred Stock issued and outstanding, 37,500 Series B Preferred Stock issued and outstanding and 10,000 Series C Preferred Stock issued and outstanding.

NOTE 9 – COMMITMENTS AND CONCENTRATIONS

WAB International, Inc. (“WAB”)

Effective January 31, 2014, the Company entered into an Exclusive Agreement for Management related to two of WAB’s aviation services contracts. As consideration for this agreement, the Company originally agreed to amend its articles of incorporation to authorize the issuance of a number of shares of Series A Preferred Stock to be determined at a later date and each such share was to entitle the holder to a certain number of votes. As the terms of this proposed agreement had not been finalized at January 31, 2014, the proposed issuance of the undetermined number of shares of Series A Preferred Stock was not recorded in the Company’s financial statements at January 31, 2014. On March 12, 2014, prior to the amendment of the Company’s articles of incorporation and prior to the determination of the number of shares of Series A Preferred Stock to be issued or the issuance of any such shares, the Company amended the agreement while maintaining the same effective date. The amended agreement calls for the Company to provide management services which include vendor and financial management under two of WAB’s contracts.  The amendment provides that the Company will be paid ten percent (10%) of the gross revenues from the two contracts and eliminates the Company’s obligation to issue any shares of Series A Preferred Stock to WAB.

The Company has entered into an agreement with WAB to provide helicopters on ACMI basis. WAB provides airlift support, dedicated helicopters and rotary and fixed wing aircraft to international clientele. WAB’s services include cargo and passenger transportation, logging, mining support, offshore drilling support, relief efforts, firefighting and search-and-rescue.

As of July 31, 2015, the Company had not commenced any activities pursuant to the Exclusive Agreement for Management. On May 1, 2014, the Company’s management decided to amend the agreement with WAB to enable Basta Holdings, Corp. to enter into its own management services agreements with customers, some of which include former customers of WAB. On December 27, 2014, the Company entered into contract # WAB 1214-004, whereby the Company has agreed to provide WAB with two medium utility helicopters under ACMI terms.

As of July 31, 2015 the Company’s account receivable balance of $1,571,901 is due from WAB.

Operating Leases

Molcanso Management 4L-KNM

The Company entered into a dry leased with Molcanso. The lease term is from May 1, 2015 to December 30, 2016. The lease rate is based on a guarantee of 50 hours per month, and provides the crew, AOC services, third party liability insurance, crew accommodation and life support. The hourly lease rate is $2,000 per hour for the first three months and $2,300 per hour for the balance of the lease.

Avia Service 4L-AVB

The Company entered into an ACMI Charter Agreement with Avia Service. The original lease term was from December 25, 2014 to April 30, 2015. However, the lease term has been extended through October 31, 2015. The lease provides the crew, AOC services, crew accommodation and life support. The lease has a monthly rate of $127,500 for the first 45 flight hours. Hours in excess of 45 hours are billed at an hourly rate of $3,310 for the 46th to 60th hour, and $2,700 for any hour in excess of 60 hours.

Avia Service 4L-LLL

The Company entered into an ACMI Charter Agreement with Avia Service. The lease term was from December 25, 2014 to April 30, 2015. However, the lease term has been extended through October 31, 2015. The lease provides the crew, AOC services, crew accommodation and life support. The lease has a monthly rate of $162,000 for the first 45 flight hours. Hours in excess of 45 hours are billed at an hourly rate of $3,300 for the 46th to 60th hour, and $2,900 for any hour in excess of 60 hours.

Alpha Investments 4L-BPF

The Company entered into an ACMI Charter Agreement with Avia Service. The lease term was from February 21, 2015 to January 31, 2019. However, the agreement was terminated on August 4, 2015, when the Company purchased the aircraft from Alpha Investment and Lending Corp. (See Note 10). The lease provides the crew, AOC services, crew accommodation and life support. The lease has an hourly rate of $1,250 with a minimum of 50 hours per month.

Agreement with Monarch

Effective January 31, 2014, the Company entered into an Exclusive Agreement for the Promotion and Marketing of Services of Monarch, 90% of which is owned by the Company’s President, Treasurer, Chief Executive Office, Chief Financial Officer and director, Jacob Gitman. Upon execution of this agreement, the Company received a one-time fee of $5,000, which has been reflected in revenues for the year ended October 31, 2014. In addition, Monarch agreed to pay the Company 10% of gross sales generated from the flight services under this agreement. During 2015 to date, the Company received no fees from Monarch pursuant to the arrangement.

Monarch is a Florida limited liability company that is in the business of providing aircraft, crew maintenance and insurance leases for rotary and fixed wing aircraft as well as chartering on-demand private, corporate and luxury flights. No revenues were generated from this contract as of July 31, 2015.

NOTE 10 - SUBSEQUENT EVENTS

On August 4, 2015, the Company entered into an asset purchase agreement with Alpha Investment and Lending Corp. (“Alpha”). Pursuant to the Agreement, the Company acquired a Mil MI-8 medium utility helicopter from Alpha in exchange for the issuance of 2,317,143 restricted common shares of the Company. Alpha also executed and delivered to the Company a Bill of Sale conveying the aircraft to the Company. As a result of this transaction, Alpha became a controlling shareholder, with 90% interest in the Company, and the historical book value of the helicopter carried by Alpha will be used for the Company’s value of the asset in the amount of $1,262,050.

On August 17, 2015, Mercury Tours, LLC, a wholly owned subsidiary of BlackPoll Fleet International, filed Articles of Dissolution with the State of Florida.

Effective September 17, 2015, the Company issued 756,278 shares of common stock of the Company, par value $0.001 (the “Common Stock”) to Alpha upon conversion of approximately $529,395 of the Faizulin Note, which was assigned to Alpha on August 6, 2015. The conversion of the outstanding principal and unpaid accrued interest of the Faizulin Note fully extinguished the Company’s liability owed to Alpha pursuant to the Faizulin Note.

Effective September 17, 2015, the Company issued 268,860 shares of Common Stock to Alpha upon conversion of approximately $188,202 of an outstanding convertible promissory note dated November 5, 2014. The conversion of the outstanding principal and unpaid accrued interest of the note fully extinguished the Company’s liability owed to Alpha pursuant to the note.

On October 21, 2015, the Company rescinded two amendments to a purchase agreement for the purchase of fixed assets to be used as spare parts referred to in Note 4. The rescission is effective as of the date of the amendments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Please see Note 1 to the Company’s Condensed Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

Current Operating Environment and Outlook

After a decade of unprecedented defense spending to support operations in Afghanistan and throughout the Middle East, our industry is adjusting to a period of reduced funding and budget uncertainty brought about by the convergence of a variety of policy, political and fiscal realities. These factors include the ongoing draw-down of U.S. troops in Afghanistan and governmental spending cuts. While there exists potential challenges that could adversely impact our business on a short term basis, we believe the longer term industry trends are positive and will result in continued demand in our target markets for the types of services we provide. Such trends include the realignment of the military force structure, leading to increased outsourcing of non-combat functions, including life-cycle asset management functions ranging from organizational to depot-level maintenance;

While the size and scope of our U.S. and international presence in Afghanistan is dependent on concluding a Bilateral Security Agreement (“BSA”), we anticipate remaining issues will be resolved and that there will be opportunities to support the enduring U.S. and NATO presence. Support opportunities include the U.S. Department of State (“DoS”) which is expected to expand and include the U.S. embassy in Kabul and four consulates around the country. Additionally, we anticipate that there will be a continued need to advise, assist and help professionalize Afghan National Security Forces as specified in the U.S. Afghanistan Strategic Partnership Agreement.

In the Middle East, we anticipate instability and challenges to our customer’s regional relationships will continue. However, we believe U.S. defense ties and presence throughout the region will continue to be of vital strategic interest to the U.S. and its allies. We believe that our aviation services and support will be key enablers in this environment and we are especially well positioned to provide these services to both U.S. forces and Allied nations. Finally, the re-balance to Asia reflects the increased importance of the Asia-Pacific regions, in both security and economic terms for the U.S. As the U.S. revitalizes and reinforces its presence in this vital region, we expect to see increased demand for our services.

Competition

The ACMI leasing of aircraft is highly competitive. We face competition from aircraft manufacturers, banks, financial institutions, other ACMI leasing companies, aircraft brokers and airlines. Some of our competitors may have greater operating and financial resources and access to lower capital costs than we have. Competition for ACMI leasing transactions is based on a number of factors, including delivery dates, lease rates, lease terms, other lease provisions, aircraft condition and the availability in the marketplace of the types of aircraft required to meet the needs of aviation transport customers. Competition in the purchase and sale of used aircraft is based principally on the availability of used aircraft, price, the terms of the lease to which an aircraft is subject and the creditworthiness of the lessee, if any. The Company plans to offer management services to fixed base operators (“FBOs”) and maintenance, repair and overhaul (“MRO”) owners. While the domestic market is saturated, the Company believes the international market is wide-open.

Results of Operations for the Three Months Ended July 31, 2015 Compared to the Three Months Ended July 31, 2014

Revenue

We recognized $560,816 net revenues in the three months ended July 31, 2015 compared to net revenues of $351,864 for the three months ended July 31, 2014. The Company generated $2,391,797 gross revenue from one customer.

Operating Expenses

During the three month period ending July 31, 2015, we incurred general and administrative expenses and professional fees of $245,988, an increase of $26,509 compared to $219,479 incurred during the same period in 2014. General and administrative expenses incurred during the three months ended July 31, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Interest Expense

During the three months ended July 31, 2015, the Company incurred interest expense in the amount of $19,168 compared to $0 for the three months ended July 31, 2014. Interest expenses incurred during the three months ended July 31, 2015 were generally related to notes payable (See Note 5 and 6).

Loss On Change In Fair Value of Derivative Liability

During the three months ended July 31 2015, the Company incurred derivative liability expense of $12,548 compared to $0 for the three months ended July 31, 2014. The derivative expense resulted from the conversion feature from the sale of preferred stock in connection with a financial advisory agreement. (See Note 7).

Net Income

Our net income for the three months ended July 31, 2015 was $282,977 as compared to a net income of $132,385 for the three months ended July 31, 2014 due to the factors described above.

Results of Operations for the Nine Months Ended July 31, 2015 Compared to the Nine Months Ended July 31, 2014

Revenue

We recognized $1,935,112 net revenues in the nine months ended July 31, 2015 compared to net revenues of $356,864 for the nine months ended July 31, 2014. The Company generated $6,930,491 gross revenue from one customer.

Operating Expenses

During the nine month period ending July 31, 2015, we incurred general and administrative expenses and professional fees of $963,843, an increase of $581,207 compared to $382,636 incurred during the same period in 2014. General and administrative expenses incurred during the nine months ended July 31, 2015 were generally related to corporate overhead and financial and administrative contracted services including, but not limited to, legal and accounting, developmental costs, and marketing expenses.

Interest Expense

During the nine months ended July 31, 2015, the Company incurred interest expense in the amount of $62,824 compared to $0 for the nine months ended July 31, 2014. Interest expenses incurred during the nine months ended July 31, 2015 were generally related to notes payable (See Notes 5 and 6).

Loss On Change In Fair Value of Derivative Liability

During the nine months ended July 31, 2015, the Company incurred derivative liability expense of $62,582 compared to $0 for the nine months ended July 31, 2014. The derivative expense resulted from the conversion feature from the sale of preferred stock in connection with a financial advisory agreement. (See Note 7).

Net Income

Our net income for the nine months ended July 31, 2015 was $845,457 as compared to a net loss of $25,772 for the nine months ended July 31, 2014 due to the factors described above.

Liquidity and Capital Resources

We cannot be certain that the economic environment or other factors will not adversely impact our business, financial condition or results of operations in the future. We believe that customer collections, our primary source of liquidity, will enable us to continue to perform under our existing relationships and support further growth of our business. However, adverse conditions, such as a long term credit crisis or sequestration, could adversely affect our ability to obtain additional liquidity at acceptable terms or at all.

We are planning to finance the operations of our business with available cash balances, internally generated funds, ACMI leasing, aircraft acquisition and trading activity, and debt financings. In 2015, the Company plans to acquire a corporate credit rating in an effort to lower our cost of funds and broaden our access to attractively priced capital.

Cash Flows for the Nine Months Ended July 31, 2015 Compared to the Nine Months Ended July 31, 2014

As of July 31, 2015, we had cash and cash equivalents of $17,505, accounts receivable of $1,571,901 and deposits of $50,000.  Net cash used in operating activities for the nine months ended July 31, 2015 was $234,290. Current liabilities of $1,039,564 consisted of: $232,410 for accounts payable, convertible debenture of $527,028, note payable of $188,016, derivative liability of $62,582 and advances payable of $29,528. As of July 31, 2015, we have working capital of $599,842.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company incurred operating gain (losses) of $845,457 and ($25,772) for the nine months ended July 31, 2015 and 2014, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended July 31, 2015, net cash flows used in operating activities was $234,290. Net cash flows used by operating activities was $53,283 for the nine months ended July 31, 2014. Most of the 2015 net cash flow used in operating activities was related to the payment of costs associated with ACMI contracts in conjunction with fewer accounts receivable being collected.

Cash Flows from Investing Activities

We used $0 from investing activities during the nine months ended July 31, 2015 for the acquisition of idle fixed assets described in Note 4, compared to $3,794 in 2014, for the purchase of property and equipment during 2014.

Cash Flows from Financing Activities

For the nine months ended July 31, 2015, we generated net cash flows of $180,000 from the issuance of a note. This compares to $66,390 during nine months ended July 31, 2014, from working capital advances and preferred stock sale.

Plan of Operations and Funding; Risks and Uncertainties Related to Our Future Capital Requirements

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities which could significantly and materially restrict our business operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) Jacob Gittman and Chief Financial Officer (“CFO”)Michael Delin, to allow timely decisions regarding required disclosure.

Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2015. Based on this evaluation we concluded that as of July 31, 2015 our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting including deficiencies in properly documenting customer and supplier relationships and revenue recognition procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults In Senior Securities.

The Company entered into a 6% Promissory Note on November 5, 2014 in the amount of $180,000. The note matured on May 6, 2015. As of July 31, 2015 this note is in default. (See note 6).

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer**
32.2	Section 906 Certification of Principal Financial Officer**
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document *
101.PRE	XBRL Taxonomy Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document * *Filed Herewith. ** Furnished Herewith.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BlackPoll Fleet International, Inc.

Date: November 3, 2015	By:	/s/ Jacob Gitman
Jacob Gitman
President and Chief Executive Officer

	By:	/s/ Michael Delin
Michael Delin
Chief Financial Officer

